Form 10QSB
period 1996-03-31
VOLUNTEER BANCORP INC
filed 1996-05-10
CIK 947440

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]              QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

[ ]              TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------  ---------------

Commission file number  33-94050

                            VOLUNTEER BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

             TENNESSEE                                  62-1271025
  (State of other jurisdiction of                     (IRS Employer
   incorporation or organization)                  Identification No.)

                  161 MAIN STREET, SNEEDVILLE, TENNESSEE 37869
                    (Address of principal executive offices)

                                 (615) 733-2213
                          (Issuer's telephone number)


- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes         No
   -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 452,900 AS OF MARCH 31, 1996.

         Transitional Small Business Disclosure Format (check one):
Yes         No   X
    -----      -----

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                            WELCH & ASSOCIATES, LTD.

                          Certified Public Accountants

                         401 UNION STREET - NINTH FLOOR
                        NASHVILLE, TENNESSEE 37219-1708
                                  615-254-4834



                      INDEPENDENT AUDITOR'S REVIEW REPORT



To the Board of Directors
Volunteer Bancorp, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Volunteer Bancorp, Inc. and subsidiary as of March 31, 1996 and 1995, and the related condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

A review of interim financial statements consists primarily of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


                                        /s/  Welch & Associates, Ltd.

April 12, 1996
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                            March 31, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)
- --------------------------------------------------------------------------------


                                                                                  1996              1995
                                                                              ------------     --------------
                                  ASSETS
                                  ------
Cash and due from banks                                                        $ 1,934,984       $ 1,050,254
Federal funds sold                                                               4,115,308         1,463,993
Investment securities available for sale (amortized
  cost of $12,849,747 and $500,000, respectively)                               12,812,781           498,750
Investment securities held to maturity (estimated market
  value of $2,275,951 and $7,696,095, respectively)                              2,318,857         7,862,893
Loans, less allowance for possible loan losses of
  $408,853 and $419,597,  respectively                                          24,364,113        13,414,478
Accrued interest receivable                                                        533,391           311,505
Premises and equipment, net                                                      2,025,681           981,001
Other real estate                                                                   67,846            15,160
Goodwill                                                                           234,105           249,286
Other assets                                                                       106,228           129,146
                                                                               -----------------------------
    Total assets                                                               $48,513,294       $25,976,466
                                                                               =============================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Deposits:
   Non-interest bearing                                                        $ 5,918,266       $ 4,500,562
   Interest bearing                                                             36,104,241        18,795,966
                                                                               -----------------------------
     Total deposits                                                             42,022,507        23,296,528
Accrued interest payable                                                           310,955            89,804
Other accrued taxes, expenses and liabilities                                       74,826             6,790
Long-term debt                                                                   3,450,000            50,000
Deferred income taxes                                                               82,748           111,604
                                                                               -----------------------------
     Total liabilities                                                          45,941,036        23,554,726
                                                                               -----------------------------
Minority interest                                                                   -                 10,071
                                                                               -----------------------------
Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares authorized,
      452,900 shares issued and outstanding at March 31,
      1996; $1 par value, 10,000 shares authorized, 1,343 shares
      issued and outstanding, at March 31, 1995                                      4,529             1,343
   Additional paid-in capital                                                    1,033,631           695,330
   Retained earnings                                                             1,556,976         1,715,771
   Unrealized loss on securities available for sale, net                           (22,878)             (775)
                                                                               -----------------------------
     Total stockholders' equity                                                  2,572,258         2,411,669
                                                                               -----------------------------
        Total liabilities and stockholders' equity                             $48,513,294       $25,976,466
                                                                               =============================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Earnings

                   Three Months Ended March 31, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)
- --------------------------------------------------------------------------------


                                                                                      1996              1995
                                                                                  -----------       -----------
 Interest income:
     Interest and fees on loans                                                    $584,973           $312,751
     Interest on federal funds                                                       64,973             28,162
     Interest on investment securities:
            Taxable                                                                 189,706            108,598
            Exempt from Federal income tax                                             -                 4,347
                                                                                   ---------------------------
               Total interest income                                                839,652            453,858
                                                                                   ---------------------------
 Interest expense:
     Interest on deposits                                                           400,386            168,659
     Interest on other borrowed funds                                                71,899                690
                                                                                   ---------------------------
               Total interest expense                                               472,285            169,349
                                                                                   ---------------------------
 Net interest income                                                                367,367            284,509
 Provisions for possible loan losses                                                 15,000              9,000
                                                                                   ---------------------------
 Net interest income after provision for possible loan losses                       352,367            275,509
                                                                                   ---------------------------
 Non-interest income:
     Service charges on deposits                                                     13,670              7,638
     Other fees and commissions                                                      12,797              7,474
     Securities gains                                                                 8,908                -
     Other non-interest income                                                        3,372              8,407
                                                                                   ---------------------------
               Total non-interest income                                             38,747             23,519
                                                                                   ---------------------------
 Non-interest expense:
     Salaries and employee benefits                                                 253,091            165,329
     Occupancy expenses, net                                                         23,483             14,334
     Furniture and equipment expense                                                 35,549             20,534
     Other non-interest expense                                                     139,433            100,127
                                                                                   ---------------------------
               Total non-interest expense                                           451,556            300,324
                                                                                   ---------------------------

               Net (loss) before income taxes and minority interest                 (60,442)            (1,296)
 Income tax (benefit)                                                               (21,978)            (1,960)
 Minority interest                                                                   -                    (131)


 Net (loss) income                                                                 $(38,464)              $533
                                                                                   ===========================

 (Loss) income per weighted average common share                                   $  (0.09)          $   0.00
                                                                                   ===========================

 Weighted average common shares outstanding                                         448,565            344,700
                                                                                   ===========================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)
- --------------------------------------------------------------------------------



                                                                                                       1996              1995
                                                                                                    ----------        ----------
                 Cash Flows from Operating Activities:
                    Net (loss) income                                                               $  (38,464)        $      533
                    Adjustments to reconcile net (loss) income
                      to net cash provided by operating activities:
                      Minority interest undistributed                                                   -                    (131)
                      Deferred income taxes                                                            (22,731)            30,782
                      Provision for loan losses                                                         15,000              9,000
                      Provision for depreciation and amortization                                       31,554             12,042
                      Securities (gains)                                                                (8,908)            -
                      (Increase) in interest receivable                                                (98,836)           (46,148)
                      Decrease (increase) in other assets                                               81,765            (99,245)
                      Increase in other liabilities                                                     53,937             14,681
                                                                                                    -----------------------------
                   Net cash provided (used) by operating activities                                     13,317            (78,486)
                                                                                                    -----------------------------
                 Cash Flows from Investing Activities:
                     Purchase of investment securities held to maturity                             (2,204,385)            -
                     Proceeds from calls and maturity of held to maturity securities                 3,408,326              9,326
                     Purchase of investment securities available for sale                           (7,241,078)          (500,000)
                     Proceeds from calls and maturities of available for sale securities             1,000,000             -
                     Net (increase) in loans                                                        (2,804,510)          (748,348)
                     Acquisition of minority interest                                                   -                (131,380)
                     Capital expenditures                                                              (65,679)          (204,626)
                                                                                                    -----------------------------
                   Net cash (used) in investing activities                                          (7,907,326)        (1,575,028)
                                                                                                    -----------------------------
                 Cash Flows from Financing Activities:
                     Net increase (decrease) in demand deposits, NOW
                       accounts and savings accounts                                                 1,934,569           (563,594)
                     Net increase in certificates of deposit                                         5,575,764          1,855,007
                     Proceeds from long-term debt                                                       -                  50,000
                     Issue common stock                                                                 66,000             -
                                                                                                    -----------------------------
                    Net cash provided by financing activities                                        7,576,333          1,341,413
                                                                                                    -----------------------------
                 (Decrease) in cash and cash equivalents                                              (317,676)          (312,101)
                 Cash and cash equivalents beginning of period                                       6,367,968          2,826,348
                                                                                                    -----------------------------
                 Cash and cash equivalents end of period                                            $6,050,292         $2,514,247
                                                                                                    =============================
                 Supplemental Disclosure of Cash Flow Information:
                    Cash paid during the period for:
                       Interest                                                                     $  491,378         $  148,465
                                                                                                    =============================
                       Income taxes                                                                 $   -              $    -
                                                                                                    =============================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                   Three Months Ended March 31, 1996 and 1995
- --------------------------------------------------------------------------------




1.  Management Opinion

    In the opinion of management, the accompanying unaudited financial statements of Volunteer Bancorp, Inc. contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented. The results of operations for any interim period is not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto.

2.  Weighted average common shares outstanding

    Weighted average common shares outstanding for the three months ended March 31, 1995 are calculated after giving retroactive effect to a 300 for 1 stock split effective June 14, 1995.

3. Adoption of Statements of Financial Accounting Standards (SFAS) on Impaired Loans

    On January 1, 1995 the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118. "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No 114 prescribes a valuation methodology for impaired loans as defined by the standard. Generally, a loan is considered impaired if management believes that it is probable that all amounts due will not be collected according to the contractual terms as stipulated in the loan agreement. An impaired loan must be valued using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or fair value of the loan's underlying collateral.

    At March 31, 1995 the Company had not identified any loans which would be considered impaired under the above provisions and at March 31, 1996 the amount of impaired loans under these provisions were not considered material.

4.  Premises and Equipment, net

    The significant increase in premises and equipment, net at March 31, 1996 is primarily related to completion and equipping of branches in Church Hill and Rogersville, Tennessee and construction-in-progress related to the construction of permanent banking facilities in Rogersville.

5.  Non-interest Expense

    Other non-interest expense increased by $151,232 from March 31, 1996 compared to March 31, 1995. Salaries and employee benefits for the period ended September 30, 1995 have increased due to the addition of personnel associated with the opening of branches in Church Hill and Rogersville, Tennessee. The increase in occupancy and furniture and equipment expenses is also a result of the opening of the new branches. The increase in other non-interest expense is attributable to costs associated with changing the name of the Bank and promoting the new branches.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                   Three Months Ended March 31, 1996 and 1995
- --------------------------------------------------------------------------------




6.  Long-term debt

    The Company's long-term debt consists of a single note payable in the amount of $3,450,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31, 1996 the rate on the note was 8.25% per annum. Principal is payable annually commencing January 31, 1997 and each January 1 thereafter as follows:


                                January 31,                                         Principal Due
                                -----------                                         -------------
                                   1997                                               $185,000

                                   1998                                                220,000

                                   1999                                                255,000

                                   2000                                                295,000

                                   2001                                                325,000

                                   2002                                                360,000

                                   2003                                                395,000

                                   2004                                                435,000

                                   2005                                                470,000

                                   2006 (Final Maturity)                               510,000


    The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

7.  Contingencies

    During the course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying balance sheet. The commitments and contingent liabilities may include various guarantees, commitments to extend credit, standby letters of credit, and litigation. In addition, the Company has entered into a construction contract for a permanent office in Rogersville, Tennessee. In the opinion of management, no material adverse effect on the financial position, liquidity or operating results of the Company and its subsidiary is anticipated as a result of these items.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                   Three Months Ended March 31, 1996 and 1995
- --------------------------------------------------------------------------------




8.  Stock Offering

    At March 31, 1996 the Company had sold 49,922 shares of its $0.01 par value common stock for an aggregate consideration of $449,220 pursuant to the Company's offering which became effective September 11, 1995. Proceeds of the offering have been used to offset expenses of the offering, increase the capital of the subsidiary Bank and pay interest on the Company's long-term debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                            VOLUNTEER BANCORP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                               Operating Results

The Company experienced a net loss for the first quarter of 1996 of ($38,464) or ($0.09) per common share compared to a net income for the first quarter of 1995 of $533. Our returns on average assets and average common equity for the first quarter of 1996 were (0.05%) and (1.48%), respectively, compared to 0.00% and 0.02%, respectively, or negligible returns for the first quarter of 1995.

Net interest income for the first quarter of 1996 increased $82,858 versus the first quarter of 1995 to $367,367. The increase is attributable to loan growth and a higher investment portfolio yield. Average loans grew 76.77% over the first quarter of 1995. The growth in loans from March 31, 1995 to March 31, 1996 is attributable to an increase of approximately $415,000 in commercial loans, approximately $6,388,000 in real estate loans ($3,118,000 secured by 1-4 single family residences), and approximately $2,831,000 in consumer loans. Total Bank assets were $48,513,294 at March 31, 1996 compared to $25,976,466 as of March 31, 1995.

The net interest margin was 2.95% for the first quarter of 1996 compared to 3.4% for the first quarter of 1995. The yield on the investment portfolio was 6.29% for the first quarter of 1996 compared to 5.73% for the same quarter of 1995. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits and the Company's long-term debt which was utilized to increase the capital of the Company's subsidiary Bank.

Non-interest income for the first quarter of 1996 increased $15,228 over the first quarter of 1995. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the first quarter of 1996 increased $151,232 compared to the first quarter of 1995 primarily for costs (including salaries and employee compensation) associated with opening and staffing new branches in Rogersville and Church Hill, Tennessee.


                                 ASSET QUALITY

Asset quality measures continue to improve. Non-performing assets at March 31, 1996 were $263,000 or 1.07% of loans and foreclosed properties, which is a decrease from $288,000, or 2.15% of loans and foreclosed properties at March 31, 1995. The provision for losses on loans was $15,000 for the first quarter of 1996 which is an increase of $6,000 over the provision of $9,000 for the first quarter of 1995. The increase in the provision is primarily attributable to the increase in loan growth. At March 31, 1996, the allowance for losses on loans was 1.65% of loans and approximately 155% of non-performing assets.


                                    OUTLOOK

While not pleased with the Company's results for the first quarter of 1996, we are essentially where we thought we would be after expanding into new markets in Rogersville and Church Hill, Tennessee and incurring the costs to staff these locations and capitalize the Bank at the levels required by regulators. Common stock sales, to date, are somewhat less than we originally anticipated. We believe that stock sales will increase during the third quarter of 1996 as the offering nears its expiration date. The growth in banking assets continues and we see no reason why such growth trends should not continue. As banking assets increase, the Company's ability to absorb the negative impact of interest costs attributable to long-term debt used to capitalize the Company's subsidiary Bank and other noninterest expenses will be enhanced and should result in improved performance.

                            VOLUNTEER BANCORP, INC.
                              FINANCIAL HIGHLIGHTS
                      AS OF AND FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 and 1995
                                  (UNAUDITED)



                                                                               1996              1995
                                                                               ----              ----
 Net (loss) earnings                                                          ($38,464)          $ 533

 Per Common share data:

    Net loss (earnings) per weighted average common share                       ($0.09)          $0.00

    Book value                                                                   $5.68           $5.99

 Ratios:

   Return on average assets                                                      (0.05)%          0.00%

   Return on average common equity                                               (1.48)%          0.02%

   Net interest margin (taxable equivalent basis)                                 2.95%           3.40%

   Expense ratio                                                                  4.04%           4.74%

   Allowance for losses on loans/loans                                            1.65%           3.03%

   Non-performing loans/loans                                                     0.80%           2.03%

   Non-performing assets/loans and foreclosed properties                          1.07%           2.15%

   Shareholders' equity/total assets                                               5.30%           9.28%

   Leverage ratio (tangible capital/tangible assets)                              4.89%           8.41%

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 23.1   Consent of Independent Public Accountants

    Exhibit 27     Financial Data Schedule (for SEC use only)

(b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.

                                  SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VOLUNTEER BANCORP, INC.
                                               (Registrant)


Date: May 10, 1996                  /s/ Reed D. Matney
                                   -------------------------------------------
                                       Reed D. Matney, President
                                          (principal executive officer)

Date: May 10, 1996                 /s/ H. Lyons Price
                                   -------------------------------------------
                                        H. Lyons Price (principal financial and
                                                    accounting officer)