Form 10QSB
period 1996-06-30
VOLUNTEER BANCORP INC
filed 1996-08-12
CIK 947440

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

  [X]               QUARTERLY REPORT PURSUANT SECTION 13 OR
                                 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1996

  [ ]              TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________

Commission file number  33-94050

                            VOLUNTEER BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

         TENNESSEE                                              62-1271025
(State of other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

                  161 MAIN STREET, SNEEDVILLE, TENNESSEE 37879
                    (Address of principal executive offices)

                                 (615) 733-2213
                          (Issuer's telephone number)

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 479,012 AS OF JUNE 30, 1996.

         Transitional Small Business Disclosure Format (check one);
Yes       No
    -----    -----

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     VOLUNTEER BANCORP, INC AND SUBSIDIARY

                             Sneedville, Tennessee

                  Condensed Consolidated Financial Statements

                  As of and for the Three and Six Months Ended

                             June 30, 1996 and 1995
                                  (Unaudited)

                      INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Sneedville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheet of Volunteer Bancorp, Inc. and subsidiary as of June 30, 1996 and 1995, and the related condensed consolidated statement of earnings for the three and six months then ended and the condensed consolidated statement of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

A review of interim financial statements consists primarily of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.





July 31, 1996

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                             June 30, 1996 and 1995

                  (Unaudited- See Accountants' Review Report)


                                   ASSETS                                             1996                1995
                                   ------                                         -----------          ----------
 Cash and due from banks                                                          $ 1,865,301           1,064,580
 Federal fund sold                                                                  2,689,407           2,207,902
 Investment securities available for sale (amortized cost of
   $13,840,472 and $3,464,360, respectively)                                       13,512,445           3,753,090
 Investment securities held to maturity (estimated market value
    of $1,812,309 and $6,854,285)                                                   1,863,987           6,862,558
 Loans, less allowances for loan losses of $423,288 and
      $405,134, respectively                                                       27,889,474          15,301,583
 Accrued interest receivable                                                          613,194             379,359
 Premises and equipment, net                                                        2,269,743           1,465,173
 Deferred income taxes                                                                 41,868                -
 Other real estate                                                                     67,846              15,160
 Goodwill                                                                             229,652             249,656
 Other assets                                                                         100,226             243,432
                                                                                  -------------------------------
     Total assets                                                                 $51,143,143          31,542,493
                                                                                  ===============================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                        -------------------------------------
 Deposits:
   Non-interest bearing                                                           $ 6,157,526           4,908,129
   Interest bearing                                                                38,183,694          20,418,809
                                                                                  -------------------------------
           Total deposits                                                          44,341,220          25,326,938
 Note payable                                                                       3,450,000           3,450,000
 Interest payable                                                                     371,183             146,592
 Securities sold under repurchase agreements                                          293,000                -
 Other accrued taxes, expenses and liabilities                                         69,510              63,496
 Deferred income taxes                                                                   -                146,693
                                                                                  -------------------------------
     Total liabilities                                                             48,524,913          29,133,719
                                                                                  -------------------------------
 Minority interest                                                                      -                   5,494
                                                                                  -------------------------------
 Stockholders' equity:
  Common stock, $0.01 par value, 1,000,000 shares authorized,
    479,012 and 402,978 shares issued and outstanding at June
    30, 1996 and 1995, respectively                                                     4,790               4,030
  Additional paid-in capital                                                        1,294,969             692,643
  Retained earnings                                                                 1,582,133           1,680,385
  Net unrealized (loss) gain on securities available for sale                       (263,662)              26,222
                                                                                  -------------------------------
     Total stockholders' equity                                                     2,618,230           2,403,280
                                                                                  -------------------------------
     Total liabilities and stockholders' equity                                   $51,143,143          31,542,493
                                                                                  ===============================

                      The accompanying notes are an integral part of these consolidated financial statements.


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statement of Earnings

           For The Three and Six Months Ended June 30, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)

                                                                     Three months ended             Six months ended
                                                                           June 30,                       June 30,
                                                                     ------------------              ---------------
                                                                    1996           1995           1996           1995
                                                                    ----           ----           ----           ----
 Interest Income:
      Interest and fees on loans                                   $658,625        376,189      1,243,598        688,940
      Interest on federal funds                                      52,588         17,606        117,561         45,768
      Interest on investment securities:
           Taxable                                                  250,738        154,731        440,444        263,329
           Exempt from Federal income taxes                             625          5,032            625          9,379
                                                                   -----------------------------------------------------
                Total interest income                               962,576        553,558      1,802,228      1,007,416
                                                                   -----------------------------------------------------
 Interest Expense:
      Interest on deposits                                          464,841        218,912        865,227        387,571
      Other borrowed funds                                           71,947         57,223        143,846         57,913
                                                                   -----------------------------------------------------
                Total interest expense                              536,788        276,135      1,009,073        445,484
                                                                   -----------------------------------------------------
 Net interest income                                                425,788        277,423        793,155        561,932
 Provision for possible loan losses                                  15,000          9,000         30,000         18,000
                                                                   -----------------------------------------------------
 Net interest income after provision for possible
      loan losses                                                   410,788        268,423        763,155        543,932
                                                                   -----------------------------------------------------
 Non-interest income:
      Service charges on deposits                                    15,605         10,619         29,275         18,257
      Other service charges and fees                                 24,375         12,362         37,172         19,836
      Securities gains                                                 -              -             8,908           -
      Other non-interest income                                       3,056            229          6,428          8,636
                                                                   -----------------------------------------------------
                Total non-interest income                            43,036         23,210         81,783         46,729
                                                                   -----------------------------------------------------
 Non-interest expense:
      Salaries and employee benefits                                240,019        207,326        493,110        372,655
      Occupancy expense                                              31,979         14,711         55,462         29,045
      Furniture and equipment expense                                26,922         20,264         62,471         40,798
      Other non-interest expense                                    113,863        107,422        253,296        207,549
                                                                   -----------------------------------------------------
                 Total non-interest expense                         412,783        349,723        864,339        650,047
                                                                   -----------------------------------------------------
                 (Loss) earnings before income
                          taxes, and minority interest               41,041        (58,090)       (19,401)       (59,386)
 Income tax (benefit) expense                                        15,884        (22,654)        (6,094)       (24,614)
 Minority interest                                                     -                48           -               (83)
                                                                   -----------------------------------------------------
                 Net income (loss)                                 $ 25,157        (35,388)       (13,307)       (34,855)
                                                                   =====================================================

 Income (loss) per weighted average common share                   $   0.05          (0.09)         (0.03)         (0.09)
                                                                   =====================================================

 Weighted average common shares outstanding                         465,980        402,978        457,225        402,978
                                                                   =====================================================

                      The accompanying notes are an integral part of these consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                For The Six Months Ended June 30, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)

                                                                                          1996               1995
                                                                                      ------------        -----------
 Cash Flows from Operating Activities:
    Net (loss)                                                                        $   (13,307)           (34,855)
 Adjustments to reconcile net (loss)
    to net cash provided by operating activities:
       Minority interest undistributed                                                      -                     83
       Deferred income taxes                                                                  (20)            49,336
       Provision for possible loan losses                                                  30,000             18,000
       Provision for depreciation and amortization                                         63,328             30,655
       (Gain) on securities                                                                (8,908)              -
       Decrease (increase) in interest receivable                                        (178,639)          (114,002)
       (Increase) decrease in other assets                                                 87,767           (213,531)
       Increase (decrease) in other liabilities                                           108,849            128,175
                                                                                      ------------------------------
    Net cash (used) provided by operating activities                                       89,070           (136,139)
                                                                                      ------------------------------

 Cash Flows from Investing Activities:
    Purchase of investment securities held to maturity                                 (3,864,329)          (250,000)
    Proceeds from calls and maturity of held to maturity securities                     5,523,140          1,013,526
    Purchase of investment securities available for sale                              (10,828,853)        (3,464,671)
    Proceeds from calls and maturity of investments available for sale                  3,500,000               -
    Net (increase) in loans                                                            (6,344,871)        (2,644,453)
    Acquisition of minority interest                                                         -              (141,196)
    Capital expenditures                                                                 (337,063)          (702,756)
                                                                                      ------------------------------
    Net cash (used) in investing activities                                           (12,351,976)        (6,189,550)
                                                                                      ------------------------------

 Cash Flows from Financing Activities:
    Net (decrease) increase in demand deposits, NOW accounts
  and savings accounts                                                                  2,143,193           (564,489)
    Net increase (decrease) in certificates of deposit                                  7,685,853          3,886,312
    Net increase in securities sold under repurchase agreements                           293,000               -
    Increase in long-term borrowing                                                          -             3,450,000
    Proceeds from sale of common stock                                                    327,600               -
                                                                                      ------------------------------
    Net cash provided (used) by financing activities                                   10,449,646          6,771,823
                                                                                      ------------------------------
    Increase (decrease) in cash and cash equivalents                                   (1,813,260)           446,134
 Cash and cash equivalents beginning of period                                          6,367,968          2,826,348
                                                                                      ------------------------------
 Cash and cash equivalents end of period                                              $ 4,554,708          3,272,482
                                                                                      ==============================

 Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest                                                                       $   967,938            367,812
                                                                                      ==============================
       Income taxes                                                                   $      -                  -
                                                                                      ==============================
                      The accompanying notes are an integral part of these consolidated financial statements.



                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 1996 and 1995



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

2.          Weighted average common shares outstanding

            Weighted average common shares outstanding for the three and six months ended June 30, 1995 are calculated after the effect of a 300 for 1 stock split effective June 14, 1995.

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

            At June 30, 1995, the Company had not identified any loans which would be considered impaired under the above provisions and at June 30, 1996 the amount of impaired loans under these provisions were not considered material.

4.          Premises and Equipment, net

            The significant increase in premises and equipment, net at June 30, 1996 is primarily related to completion and equipping of branches in Church Hill and Rogersville, Tennessee and construction-in-progress relating to the construction of permanent banking facilities in Rogersville.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 1996 and 1995



5.          Non-interest Expense

            Other non-interest expense increased by $214,292 from June 30, 1995 to June 30, 1996. Salaries and employee benefits for the period ended June 30, 1996 have increased due to the addition of personnel associated with opening of branches in Church Hill and Rogersville, Tennessee. The increase in occupancy and furniture and equipment expense is also a result of the opening of the new branches. The increase in other non-interest expense is attributable to costs associated with changing the name of the Bank, promoting the new branches and overall growth.

6.          Long-term debt

            The Company's long-term debt consists of a single note payable in the amount of $3,450,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30 , 1996 the rate on the note was 8.25% per annum. Principal is payable annually commencing January 31, 1997 and each January 1 thereafter as follows:

                                               January 31,                          Principal Due
                                               -----------                          -------------
                                                  1997                                 $185,000

                                                  1998                                  220,000

                                                  1999                                  255,000

                                                  2000                                  295,000

                                                  2001                                  325,000

                                                  2002                                  360,000

                                                  2003                                  395,000

                                                  2004                                  435,000

                                                  2005                                  470,000

                                2006 (  (Final Maturity)                                510,000

The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 1996 and 1995



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


8.          Profit-Sharing Plan

            The Company's subsidiary, The Citizens Bank of East Tennessee, adopted a profit-sharing retirement plan on July 1, 1995. All employees who meet certain age and length of service requirements are eligible to participate on a voluntary basis. Benefits, which become 20% vested after two years, 40% after three years, 60% after four years, 80% after five years, and 100% after six years, are paid on death, disability or retirement.

            The Board of Directors has discretion in establishing the amount of the Bank's contributions. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $9,240 per year. The participants are fully vested in any voluntary contributions they make. The Bank had not made any contributions to the plan for the six-months ended June 30, 1996 and 1995.

9.          Stock Offering

            At June 30, 1996 the Company had sold 76,082 shares of its $0.01 par value common stock for an aggregate consideration of $760,820 pursuant to the Company's offering which became effective September 11, 1995. Proceeds of the offering have been used to offset expenses of the offering, increase the capital of the subsidiary Bank and pay interest on the Company debt.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                  ---------------------------------------------------------
                                                      1996           1995           1996           1995
                                                      ----           ----           ----           ----
 Net income (loss)                                    $ 25,157     ($ 35,388)     ($ 13,307)     ($ 34,855)

 Per common share data:

   Net income (loss) per weighted
     average common share                               $ 0.05       ($ 0.09)       ($ 0.03)       ($ 0.09)

   Book value                                           $ 5.47         $ 5.96         $ 5.47         $ 5.96

 Ratios:

   Return on average assets                              0.05%        (0.12%)        (0.03%)        (0.12%)

   Return on average common equity                       0.97%        (1.47%)        (0.51%)        (1.45%)

   Net spread (taxable equivalent basis)                 3.09%          4.27%          3.04%          3.66%

   Net interest margin (taxable equivalent
       basis)                                            3.68%          4.70%          3.65%          4.56%

   Expense ratio                                         3.31%          4.86%          3.75%          4.62%

   Allowance for losses on loans / loans                 1.50%          2.58%          1.50%          2.58%

   Non-performing loans / loans                          1.78%          1.90%          1.78%          1.90%

   Non-performing assets / loans and
       foreclosed properties                             2.01%          1.99%          2.01%          1.99%

   Shareholders' equity / total assets                   5.12%          7.62%          5.12%          7.62%

   Leverage ratio (tangible capital /
       tangible average assets)                          5.31%          7.48%          5.73%          7.67%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                            VOLUNTEER BANCORP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                               OPERATING RESULTS

The Company reported net income for the second quarter of $25,157, or $0.05 per weighted average common share, compared to a net loss of ($35,388), or ($0.09) for the same period a year ago. Our returns on average assets and average common equity were 0.05% and 0.97%, respectively, for the quarter compared to (0.12%) and (1.47%) for the same period last year.

The net (loss) for the first six months of 1996 was ($13,307), or ($0.03) per weighted average common share. This compares to a net loss of ($34,855), or ($0.09) per weighted average common share, for the same period last year.

Net interest income for the second quarter of 1996 increased $231,223 versus the second quarter of 1995 to $793,155. The increase is attributable to growth in interest earning assets of 63.40%. Average loans grew 77.48% over the second quarter of 1995. The growth in loans from June 30, 1995 to June 30, 1996 is attributable to an increase of approximately $1,400,000 in commercial loans, approximately $7,980,000 in real estate loans ($4,400,000 secured by 1-4 single family residences), and approximately $2,970,000 in consumer loans. Total Bank assets were $50,915,673 at June 30, 1996 compared to $21,990,257 as of June 30, 1995.

The net interest margin was 3.68% for the second quarter of 1996 compared to 4.70% for the second quarter of 1995. The net spread was 3.09% for the second quarter of 1996 compared to 4.27% for the second quarter of 1995. The yield on the investment portfolio was 6.42% for the second quarter of 1996 compared to 8.37% for the same quarter of 1995. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits and the Company's long-term debt which was utilized to increase the capital of the Company's subsidiary Bank.

Non-interest income for the second quarter of 1996 increased $22,826 over the second quarter of 1995. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the second quarter of 1996 increased $63,060 compared to the second quarter of 1995 primarily for costs (including salaries and employee compensation) associated with opening and staffing new branches in Rogersville and Church Hill, Tennessee.


                                 ASSET QUALITY

Non-performing assets at June 30, 1996 were $572,000 or 2.01% of loans and foreclosed properties, which is an increase from $313,000, or 1.99% of loans and foreclosed properties at June 30, 1995. The provision for losses on loans was $15,000 for the second quarter of 1996 which is the same amount as the first quarter of 1996 and an increase of $6,000 over the provision for the second quarter of 1995. The increase in the provision is primarily attributable to the increase in loan growth. At June 30, 1996, the allowance for losses on loans was 1.50% of loans and approximately 74% of non-performing assets.

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 23.1 -- Consent of Welch & Associates
    Exhibit 27  --  Financial Data Schedule (For SEC use only)

(b) There have been on Current Reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VOLUNTEER BANCORP, INC.
                                   (Registrant)



Date: August 12, 1996           /s/ Reed D. Matney
                                ---------------------------------------
                                Reed D. Matney, President
                                (principal executive officer)

Date: August 12, 1996           /s/ H. Lyons Price
                                ---------------------------------------
                                H. Lyons Price (principal financial and
                                         accounting officer)