Form 10QSB
period 1996-09-30
VOLUNTEER BANCORP INC
filed 1996-11-06
CIK 947440

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

  [X]               QUARTERLY REPORT PURSUANT SECTION 13 OR
                                 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

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

                                 (423) 733-2213
                          (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 525,717 AS OF SEPTEMBER 30, 1996.

         Transitional Small Business Disclosure Format (check one);
Yes       No   X
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

                        CERTIFIED PUBLIC ACCOUNTANTS

                       401 UNION STREET - NINTH FLOOR
                       NASHVILLE, TENNESSEE 37219-1708
                                615-254-4834



                      INDEPENDENT AUDITOR'S REVIEW REPORT



To the Board of Directors
Volunteer Bancorp, Inc.
Sneedville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheet of Volunteer Bancorp, Inc. and subsidiary as of September 30, 1996 and 1995, and the related condensed consolidated statement of earnings for the three and nine months then ended and the condensed consolidated statement of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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



                                        /s/ Welch & Associates, Ltd.


October 15, 1996

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                     Condensed Consolidated Balance Sheets

                          September 30, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                   ASSETS                                            1996                 1995
                                                                                  -----------          ----------
 Cash and due from banks                                                          $ 1,960,748           1,478,414
 Federal fund sold                                                                  5,231,946           2,252,371
 Investment securities available for sale (amortized cost of
        $14,036,558 and $2,971,457, respectively)                                  13,713,851           3,012,213
 Investment securities held to maturity (estimated market value
   of $1,565,668 and $6,856,479)                                                    1,608,654           6,860,650
 Loans, less allowances for loan losses of $443,803 and
       $418,756, respectively                                                      31,808,615          18,573,524
 Accrued interest receivable                                                          592,963             464,675
 Premises and equipment, net                                                        2,707,775           1,914,139
 Deferred income taxes                                                                 51,162            -
 Other real estate                                                                     67,846              15,160
 Goodwill                                                                             225,199             243,010
 Other assets                                                                          43,323             209,536
                                                                                  -------------------------------
     Total assets                                                                 $58,012,082          35,023,692
                                                                                  ===============================
                         LIABILITIES AND STOCKHOLDERS' EQUITY


 Deposits:
   Non-interest bearing                                                           $ 6,622,023           5,421,194
   Interest bearing                                                                43,730,752          23,402,515
                                                                                  -------------------------------
           Total deposits                                                          50,352,775          28,823,709
 Note payable                                                                       3,450,000           3,450,000
 Interest payable                                                                     421,511             196,021
 Securities sold under repurchase agreements                                          465,000               -
 Other accrued taxes, expenses and liabilities                                        120,562              59,633
 Deferred income taxes                                                                  -                 151,205
                                                                                  -------------------------------
     Total liabilities                                                             54,809,848          32,680,568
                                                                                  ===============================
 Stockholders' equity:
  Common stock, $0.01 par value, 1,000,000 shares authorized,
 525,700 and 412,360 shares issued and outstanding at
 September 30, 1996 and 1995, respectively                                              5,257               4,124
  Additional paid-in capital                                                        1,761,553             692,549
  Retained earnings                                                                 1,635,503           1,621,104
  Net unrealized (loss) gain on securities available for sale                        (200,079)             25,347
                                                                                  -------------------------------
     Total stockholders' equity                                                     3,202,234           2,343,124
                                                                                  -------------------------------
     Total liabilities and stockholders' equity                                   $58,012,082          35,023,692
                                                                                  ===============================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statement of Earnings

        For The Three and Nine Months Ended September 30, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                  Three months ended              Nine months ended
                                                                      September 30,                 September 30,
                                                                 ---------------------           --------------------
                                                                 1996             1995           1996            1995
                                                                 ----             ----           ----            ----
 Interest Income:
      Interest and fees on loans                              $  785,899         436,543       2,029,497       1,125,483
      Interest on federal funds                                   36,452          30,223         154,013          75,991
      Interest on investment securities:
           Taxable                                               251,425         163,417         691,869         426,746
           Exempt from Federal income taxes                        1,250           1,168           1,875          10,547
                                                              ----------------------------------------------------------
                Total interest income                          1,075,026         631,351       2,877,254       1,638,767
                                                              ----------------------------------------------------------
 Interest Expense:
      Interest on deposits                                       504,463         262,911       1,369,690         650,482
      Other borrowed funds                                        73,528          76,451         217,374         134,364
                                                              ----------------------------------------------------------
                Total interest expense                           577,991         339,362       1,587,064         784,846
                                                              ----------------------------------------------------------
 Net interest income                                             497,035         291,989       1,290,190         853,921
 Provision for possible loan losses                               32,500           9,000          62,500          27,000
                                                              ----------------------------------------------------------
 Net interest income after provision for possible
      loan losses                                                464,535         282,989       1,227,690         826,921
                                                              ----------------------------------------------------------
 Non-interest income:
      Service charges on deposits                                 18,716          11,406          47,991          29,663
      Other service charges and fees                              13,924          12,437          51,096          32,273
      Securities (losses) gains                                     -             (4,810)          8,908          (4,810)
      Other non-interest income                                   17,118           3,260          23,546          11,896
                                                              ----------------------------------------------------------
                Total non-interest income                         49,758          22,293         131,541          69,022
                                                              ----------------------------------------------------------
 Non-interest expense:
      Salaries and employee benefits                             249,267         224,888         742,377         597,543
      Occupancy expense                                           43,207          25,538          98,669          54,583
      Furniture and equipment expense                             45,070          27,232         107,541          68,030
      Other non-interest expense                                  90,428         114,344         343,724         321,893
                                                              ----------------------------------------------------------
                 Total non-interest expense                      427,972         392,002       1,292,311       1,042,049
                                                              ----------------------------------------------------------
                 Earnings (loss) before income
                              taxes, and minority interest        86,321         (86,720)         66,920        (146,106)
 Income tax expense (benefit)                                     32,955         (27,358)         26,861         (51,972)
 Minority interest                                                  -                (83)
                                                              ----------------------------------------------------------
                 Net income (loss)                            $   53,366         (59,279)         40,059         (94,134)
                                                              ==========================================================
 Income (loss) per weighted average common share              $     0.11           (0.15)           0.08           (0.23)
                                                              ==========================================================
 Weighted average common shares outstanding                      494,619         402,978         505,217         403,125
                                                              ==========================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statement of Cash Flows

             For The Nine Months Ended September 30, 1996 and 1995

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                         1996                1995
                                                                                     ------------         -----------
 Cash Flows from Operating Activities:
    Net income (loss)                                                                $     40,059            (94,134)
 Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Deferred income taxes                                                              (48,007)            54,399
       Provision for possible loan losses                                                  62,500             27,000
       Provision for depreciation and amortization                                         95,605             41,129
       (Gain) loss on securities                                                           (8,908)             4,810
       (Increase) in interest receivable                                                 (158,408)          (199,318)
       Decrease (increase) in other assets                                                144,670           (198,664)
       Increase in other liabilities                                                      210,229            173,741
                                                                                     -------------------------------
    Net cash provided (used) by operating activities                                      337,740           (191,037)
                                                                                     -------------------------------

 Cash Flows from Investing Activities:
    Purchase of investment securities held to maturity                                 (9,847,592)          (250,000)
    Proceeds from calls and maturity of held to maturity securities                    11,761,736          1,257,751
    Purchase of investment securities available for sale                              (15,377,979)        (3,963,571)
    Proceeds from calls and maturity of investments available for sale                  7,950,000          1,000,000
    Net (increase) in loans                                                           (10,296,512)        (5,952,254)
    Acquisition of minority interest                                                        -                (98,524)
    Capital expenditures                                                                 (802,918)        (1,166,522)
                                                                                     -------------------------------
    Net cash (used) in investing activities                                           (16,613,265)        (9,173,120)
                                                                                     -------------------------------

 Cash Flows from Financing Activities:
    Net increase in demand deposits, NOW accounts
            and savings accounts                                                        1,981,131             44,121
    Net increase  in certificates of deposit                                           13,859,470          6,774,473
    Net increase in securities sold under repurchase agreements                           465,000              -
    Increase in long-term borrowing                                                         -              3,450,000
    Proceeds from sale of common stock                                                    794,650             93,820
    Stock issuance costs                                                                    -                (93,820)
                                                                                     -------------------------------
    Net cash provided by financing activities                                          17,100,251         10,268,594
                                                                                     -------------------------------
    Increase in cash and cash equivalents                                                 824,726            904,437
 Cash and cash equivalents beginning of period                                          6,367,968          2,826,348
                                                                                     -------------------------------
 Cash and cash equivalents end of period                                             $  7,192,694          3,730,785
                                                                                     ===============================

 Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest                                                                      $  1,495,601            657,745
                                                                                     ===============================
       Income taxes                                                                  $      -                  -
                                                                                     ===============================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                 Nine Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------


1.       Management Opinion

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Volunteer Bancorp, Inc. and subsidiary contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented. The results of operations for any interim period is not necessarily indicative of the results to be expected for an entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto.

2.       Weighted average common shares outstanding

         Weighted average common shares outstanding for the three and nine months ended September 30, 1995 are calculated after the effect of a 300 for 1 stock split effective June 14, 1995.

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

         At September 30, 1995, the Company had not identified any loans which would be considered impaired under the above provisions and at September 30, 1996 the amount of impaired loans under these provisions were not considered material.

4.       Premises and Equipment, net

         The significant increase in premises and equipment, net at September 30, 1996 is primarily related to completion and equipping of branches in Church Hill and Rogersville, Tennessee and construction-in-progress relating to the construction of permanent banking facilities in Rogersville.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                 Nine Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------


5.       Non-interest Expense

         Other non-interest expense increased by $250,262 from September 30, 1995 to September 30, 1996. Salaries and employee benefits for the period ended September 30, 1996 have increased due to the addition of personnel associated with opening of branches in Church Hill and Rogersville, Tennessee. The increase in occupancy and furniture and equipment expense is also a result of the opening of the new branches. The increase in other non-interest expense is attributable to costs associated with changing the name of the Bank, promoting the new branches and overall growth.

6.       Long-term debt

         The Company's long-term debt consists of a single note payable in the amount of $3,450,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30 , 1996 the rate on the note was 8.25% per annum. Principal is payable annually commencing January 31, 1997 and each January 1 thereafter as follows:

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                 Nine Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------


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


8.       Profit-Sharing Plan

         The Company's subsidiary, The Citizens Bank of East Tennessee, adopted a profit-sharing retirement plan on July 1, 1995. All employees who meet certain age and length of service requirements are eligible to participate on a voluntary basis. Benefits, which become 20% vested after two years, 40% after three years, 60% after four years, 80% after five years, and 100% after nine years, are paid on death, disability or retirement.

         The Board of Directors has discretion in establishing the amount of the Bank's contributions. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $9,240 per year. The participants are fully vested in any voluntary contributions they make. The Bank had not made any contributions to the plan for the nine-months ended September 30, 1996 and 1995.

9.       Stock Offering

         At September 30, 1996 the Company had sold 122,739 shares of its $0.01 par value common stock for an aggregate consideration of $1,227,390 pursuant to the Company's offering which became effective September 11, 1995. Proceeds of the offering have been used to offset expenses of the offering, increase the capital of the subsidiary Bank and pay interest on the Company debt.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                 AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                       -----------------------------------------------------
                                                         1996          1995            1996          1995
                                                         ----          ----            ----          ----
Net income (loss)                                      $ 53,366     ($ 59,279)       $40,059      ($ 94,134)

Per common share data:

  Net income (loss) per weighted
          average common share                           $ 0.11       ($ 0.15)       $  0.08        ($ 0.23)

  Book value                                             $ 6.69        $ 5.68        $  6.69         $ 5.68

Ratios:
  Return on average assets                                 0.10%        (0.19%)         0.08%         (0.32%)

  Return on average common equity                          1.83%        (2.80%)         1.37%         (4.42%)

  Net spread (taxable equivalent basis)                    3.50%         3.31%          3.25%          3.35%

  Net interest margin (taxable equivalent
          basis)                                           4.06%         4.52%          3.81%          4.31%

  Expense ratio                                            3.14%         5.29%          3.48%          4.69%

  Allowance for losses on loans / loans                    1.38%         2.20%          1.38%          2.20%

  Non-performing loans / loans                             0.93%         1.38%          0.93%          1.38%

  Non-performing assets / loans and
          foreclosed properties                            1.14%         1.46%          1.14%          1.46%

  Shareholders' equity / total assets                      5.52%         6.69%          5.52%          6.69%

  Leverage ratio (tangible capital /
          tangible average assets)                         5.84%         6.66%          6.43%          7.02%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

   AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                               OPERATING RESULTS

The Company reported net income for the third quarter of $53,366, or $0.11 per weighted average common share, compared to a net loss of ($59,279), or ($0.15) for the same period a year ago. Our returns on average assets and average common equity were 0.10% and 1.83%, respectively, for the quarter compared to (0.19%) and (2.80%) for the same period last year.

The net income for the first nine months of 1996 was $40,059, or $0.08 per weighted average common share. This compares to a net loss of ($94,134), or ($0.23) per weighted average common share, for the same period last year.

Net interest income for the third quarter of 1996 increased $436,269 versus the third quarter of 1995 to $1,290,190. The increase is attributable to growth in interest earning assets of 64.62%. Average loans grew 78.18% over the third quarter of 1995 as a result of the opening of the new branches. The growth in loans from September 30, 1995 to September 30, 1996 is attributable to an increase of approximately $1,458,000 in commercial loans, approximately $8,420,000 in real estate loans ($5,794,000 secured by 1-4 single family residences), and approximately $2,585,000 in consumer loans. Total Bank assets were $58,014,454 at September 30, 1996 compared to $34,887,109 as of September 30, 1995.

The net interest margin was 4.06% for the third quarter of 1996 compared to 4.52% for the third quarter of 1995. The net spread was 3.50% for the third quarter of 1996 compared to 3.31% for the third quarter of 1995. The yield on the investment portfolio was 6.44% for the third quarter of 1996 compared to 7.97% for the same quarter of 1995. The higher level of interest income from loans was offset by an increase in the cost of interest-bearing deposits and a decrease in the yield on the investment portfolio.

Non-interest income for the third quarter of 1996 increased $27,645 over the third quarter of 1995. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the third quarter of 1996 increased $35,970 compared to the third quarter of 1995 primarily for costs (including salaries and employee compensation) associated with opening and staffing new branches in Rogersville and Church Hill, Tennessee.


                                ASSET QUALITY

Non-performing assets at September 30, 1996 were $369,000 or 1.14% of loans and foreclosed properties, which is a decrease from $277,000, or 1.46% of loans and foreclosed properties at September 30, 1995. The provision for losses on loans was $32,500 for the third quarter of 1996 which is an increase of $17,500 over the second quarter of 1996 and an increase of $23,500 over the provision for the third quarter of 1995. The increase in the provision is primarily attributable to the increase in loan growth. At September 30, 1996, the allowance for losses on loans was 1.38% of loans and approximately 120% of non-performing assets.

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 23.1  Consent of Welch & Associates

    Exhibit 27    Financial Data Schedule (for SEC use only)


(b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VOLUNTEER BANCORP, INC.
                                   (Registrant)



Date: November 6, 1996          /s/ Reed D. Matney
                                ---------------------------------------
                                Reed D. Matney, President
                                (principal executive officer)


Date: November 6, 1996          /s/ H. Lyons Price
                                ---------------------------------------
                                H. Lyons Price (principal financial and
                                         accounting officer)