Form 10KSB40
period 1996-12-31
VOLUNTEER BANCORP INC
filed 1997-03-27
CIK 947440

================================================================================

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 33-94050

                            VOLUNTEER BANCORP, INC.
                 (Name of small business issuer in its charter)


           TENNESSEE                                   62-1271025
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                              161 WEST MAIN STREET
                          SNEEDVILLE, TENNESSEE  37869
             (Address of principal executive offices and Zip Code)

                    Issuer's telephone number (423) 733-2213


Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     THE REGISTRANT'S REVENUES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 WERE $4,212,868.

     THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 12, 1997 IS APPROXIMATELY $3,787,600. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 12, 1997, COMMON STOCK, $.01 PAR VALUE, 525,717.
                   Documents Incorporated by Reference: NONE


================================================================================

ITEM 1.   DESCRIPTION OF BUSINESS


THE COMPANY

     The Company is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. The Company, with consolidated total assets of approximately $63 million at December 31, 1996, is headquartered in Sneedville, Tennessee with offices in Church Hill and Rogersville, Tennessee and conducts its operations through its subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the state of Tennessee in April 1906. The Company does not engage in any activities other than acting as a bank holding company for the Bank. The Company believes it can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

     The Bank provides a full range of retail banking services, including (i) the acceptance of demand, savings and time deposits; (ii) the making of loans to consumers, businesses and other institutions; (iii) the investment of excess funds in the sale of federal funds, U.S. government and agency obligations, and state, county and municipal bonds; and (iv) other miscellaneous financial services usually handled for customers by commercial banks.

MARKET AREA AND COMPETITION

     The Company and the Bank compete with other commercial banks, savings and loan associations, credit unions and finance companies operating in Hancock and Hawkins counties and elsewhere. One other commercial bank is doing business in Hancock County, and in Hawkins County there are five commercial banks and savings and loan associations. The Bank is subject to substantial competition in all aspects of its business. Intense competition for loans and deposits comes from other financial institutions in the market area. In certain aspects of its business, the Bank also competes with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as the Bank and some of which have financial resources greater than those of the Bank. The future success of the Bank will depend primarily upon the difference between the cost of its borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans, sales of loans and investments). The Bank competes for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than the Bank and thus may obtain deposits at lower rates of interest.

NET INTEREST INCOME

     The following table sets forth weighted average yields earned by the Company on its earning assets and the weighted average rates paid on its average deposits and other interest-bearing liabilities for the years indicated, and certain other information:



                                                          1996                          1995
                                              -----------------------------  ---------------------------
                                                         Interest   Average            Interest  Average
(Fully taxable equivalent)                    Average    Income/    Yields/  Average   Income/   Yields/
(Dollars in thousands)                        Balance    Expense     Rates   Balance   Expense    Rates
                                              --------  ----------  -------  --------  --------  -------
ASSETS:
Interest-earning assets:
Loans net of unearned income..............    $28,647       $2,859    9.98%  $16,608     $1,637    9.86%
U.S. Treasury and other U.S.
 government agencies......................     14,669          944    6.44%    9,526        582    6.11%
States and municipalities.................         63            5    7.94%      142         16   11.27%
Federal funds sold........................      4,424          227    5.13%    2,127        122    5.74%
                                              -------                        -------     ------
    Total interest-earing
    assets/interest income................     47,803        4,035    8.44%   28,403      2,357    8.30%
                                              -------       ------           -------     ------
Cash and due from banks...................      1,766                          1,223
Other assets..............................      3,650                          2,310
Allowance for loan losses.................       (433)                          (418)
                                              -------                        -------
          Total...........................    $52,786                        $31,518
                                              =======                        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY:
Interest-bearing liabilities:
Demand deposits ..........................    $10,526         $374    3.55%  $ 8,674     $  295    3.40%
Savings ..................................      1,614           48    2.97%      720         21    2.92%
Individual retirement accounts............      3,095          176    5.69%    2,120        118    5.57%
Time certificates.........................     23,521        1,352    5.75%    9,554        528    5.53%
Securities sold under repurchase..........        315           11    3.49%
Note payable..............................      3,450          290    8.41%    2,371        212    8.94%
                                              -------                        -------     ------
          Total interest-bearing
    liabilities/interest expense..........     42,521        2,251    5.29%   23,439      1,174    5.01%
                                              -------       ------           -------     ------
Non-interest bearing demand
deposits .................................      6,655                          5,183
Other liabilities.........................        663                            336
Stockholders' equity......................      2,947                          2,560
                                              -------                        -------
          Total...........................    $52,786                        $31,518
                                              =======                        =======
Net interest earnings.....................                  $1,784                       $1,183
                                                            ======                       ======
Net interest on interest earning
 assets...................................                            3.73%                        4.17%
                                                                      ====                         ====
                                      1996                                     1995
                                     ------                                  --------
Return on average assets..........   0.16%                                   (0.38)%
Return on average equity..........   2.88%                                   (4.69)%
Cash dividends declared...........  $0                                            $0
Dividend payout ratio.............     N/A                                       N/A

     The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:



                                                December 31, 1996          December 31, 1995
                                                     versus                     versus
                                                December 31, 1995          December 31, 1994
                                               Increase (Decrease)        Increase (Decrease)
                                               Change Due to: (1)         Change Due to: (1)
                                            -------------------------  -------------------------
(Dollars in Thousands)                      Volume    Rate     Total   Volume    Rate     Total
                                            -------  -------  -------  -------  -------  -------
Increase (decrease) in(2):
Loans, net of unearned income.............  $1,201     $ 21   $1,222     $370     $118     $488
U.S. Treasury and other U.S.
  government agency securities............     329       33      362      239       12      251
States and municipal securities...........      (7)      (4)     (11)     (21)       4      (17)
Federal funds sold........................     119      (14)     105      (44)      44        0
                                            ------     ----   ------     ----     ----     ----
          Total interest income...........   1,643       35    1,678      545      177      722
                                            ------     ----   ------     ----     ----     ----
Increase (decrease) in(2):
Demand deposits...........................      65       14       79       (0)      43       43
Savings deposits..........................      27        0       27        6        2        8
Individual retirement accounts............      55        3       58       32       25       57
Time certificates.........................     802       22      824      199      134      333
Securities Sold...........................      11        0       11
Note payable..............................      91      (13)      78      212        0      212
                                            ------     ----   ------     ----     ----     ----
          Total interest expense..........   1,052       25    1,077      449      204      653
                                            ------     ----   ------     ----     ----     ----
Increase (decrease) in net
 interest income..........................  $  591     $ 10   $  601     $ 96     $(27)    $ 69
                                            ======     ====   ======     ====     ====     ====

(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. The Rate/Volume Change equals the change in volume times the change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of these components bears to the absolute value of their total. In the special case where the absolute value of a component was 0 at any period end, the entire change has been allocated to a volume change.

(2) For purposes of this schedule, non-accruing loans are included in the average balances and tax exempt income is reflected on a tax equivalent basis. As tax exempt income is exempt only for Federal income tax purposes and not Tennessee purposes, tax equivalent income is based upon an effective 34% tax rate. Loan fees included in interest income are not material to the presentation.


LIABILITY AND ASSET MANAGEMENT

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

     The asset/liability committee, which consists of H. Lyons Price, Reed D. Matney, Lawrence E. Gray and other officers, is charged with monitoring the liquidity and funds position of the Company. The Committee regularly reviews
(a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

     The Company does not operate an asset/liability management model. No estimates of the impact of changing interest rates on historical or projected earnings are available. The current level of interest rate risk can, however, be inferred from maturity and repricing data. At December 31, 1996, the Company had a negative cumulative repricing gap within one year of approximately $21.7 million, or approximately 37.94% of total earning assets. This negative repricing gap indicates that the Company's future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

     The Company is in the process of selecting an asset/liability model with which to simulate operations and subsequently develop policies regarding permitted gap positions, permitted risks in deviations from budget earnings and liquidity. In the interim, management is acquiring securities to be designated available for sale in order to better manage unexpected liquidity needs and swings in interest rates.

     The following table represents an interest sensitivity profile for the Company as of December 31, 1996 and 1995. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.



                                                                          December 31, 1996
                                             --------------------------------------------------------------------------
                                               Within      After 3 months   After 12 months
                                             3 months     Within 12 months  Within 5 years     After 5 years   Total
                                             --------     ----------------  ---------------    -------------  --------
(Dollars in thousands)
EARNING ASSETS:
Loans....................................    $ 13,186          $  5,994           $15,335        $ 1,082        $35,597
Investment Securities:
  Available for Sale.....................           0               754             5,696          7,069         13,519
  Held to maturity.......................       1,087                 0               251            266          1,604
Federal funds sold.......................       6,446                 0                 0              0          6,446
                                             --------          --------           -------        -------        -------
          Total earning assets...........    $ 20,719          $  6,748           $21,282        $ 8,417        $57,166
                                             ========          ========           =======        =======        =======

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits................    $ 27,560          $ 18,146           $ 2,071        $     0        $47,777
Long-term debt...........................       3,450                 0                 0              0          3,450
                                             --------          --------           -------        -------        -------
          Total interest-bearing
          liabilities....................    $ 31,010          $ 18,146           $ 2,071        $     0        $51,227
                                             ========          ========           =======        =======        =======

Net repricing gap........................    ($10,291)         $(11,398)          $19,211        $ 8,417        $ 5,939
                                             ========          ========           =======        =======        =======
Rate sensitivity gap:
Net repricing gap as a percentage
 of total earning assets.................      -18.00%           -19.94%            33.61%         14.72%         10.39%
                                             ========          ========           =======        =======        =======

Cumulative gap...........................    ($10,291)         $(21,689)          $(2,478)       $ 5,939
                                             ========          ========           =======        =======
Cumulative gap as a percentage of
 total earning assets....................      -18.00%           -37.94%           -4.33%          10.39%
                                             ========          ========           =======         ======

                                                                         December 31, 1995
                                             ---------------------------------------------------------------------
                                               Within      After 3 months   After 12 months
                                             3 months     Within 12 months  Within 5 years   After 5 years  Total
                                             -----------  ----------------  ---------------  ------------- -------
(Dollars in thousands)
EARNING ASSETS:
Loans...................................     $ 4,981           $ 7,924         $ 8,206         $1,100      $22,211
Investment Securities:
  Available for sale....................         250             1,722           4,184            548        6,704
  Held to maturity......................       1,000             1,150           1,201            172        3,523
Federal funds sold......................       3,780                 0               0              0        3,780
                                             -------           -------         -------         ------      -------
          Total earning assets..........     $10,011           $10,796         $13,591         $1,820      $36,218
                                             =======           =======         =======         ======      =======

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits...............     $16,253           $10,355         $ 1,363         $    0      $27,971
Long-term debt..........................       3,450                 0               0              0        3,450
                                             -------           -------         -------         ------      -------
          Total interest-bearing
          liabilities...................     $19,703           $10,355         $ 1,363         $    0      $31,421
                                             =======           =======         =======         ======      =======
Net repricing gap.......................     $(9,692)          $   441         $12,228         $1,820      $ 4,797
                                             =======           =======         =======         ======      =======
Rate sensitivity gap:
Net repricing gap as a percentage
 of total earning assets................      -26.76%             1.22%          33.76%          5.03%       13.24%
                                             =======           =======         =======         ======      =======
Cumulative gap..........................     $(9,692)          $(9,251)        $ 2,977         $4,797
                                             =======           =======         =======         ======
Cumulative gap as a percentage of
 total earning assets...................      -26.76%           -25.54%           8.22%   13.24%
                                             =======           =======         =======   ======

Management has made the following assumptions in the above analysis:

(a) Assets and liabilities are generally assigned to a period based upon their earliest repricing period when the repricing is less than the contractual maturity.

(b)  Nonaccrual loans are included in the loan category.

(c) Investment securities available for sale are currently treated in the same manner as comparable securities in the investment securities held to maturity portfolio in that they are scheduled according to the earlier of their contractual maturities or earliest repricing dates; however, the maturities of callable agency securities are scheduled according to their call dates when valued at a premium to par.

(d) Money market deposits and savings deposits that have no contractual maturities are scheduled in the within 3 months category.

DEPOSITS

     The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 1996 and 1995.


                                                                    1996     1995
                                                                   -------  -------
(In Thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations.....................    $ 7,531  $ 5,769
U. S. Government and states and political subdivisions.........         37       19
Certified and official checks .................................        332      753
                                                                   -------  -------
  Total non interest-bearing deposits..........................      7,900    6,541
                                                                   -------  -------
Interest-bearing deposits:
Interest-bearing demand accounts...............................     11,151    9,198
Savings accounts...............................................      1,861    1,175
Individual retirement accounts.................................      1,609    1,325
Certificates of deposit, less than $100,000....................     24,507   13,448
Certificates of deposit, greater than $100,000.................      8,649    2,825
                                                                   -------  -------
  Total interest-bearing deposits..............................     47,777   27,971
                                                                   -------  -------

  Total deposits...............................................    $55,677  $34,512
                                                                   =======  =======

     The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods as indicated:


                                                      1996             1995
                                                 --------------   --------------
(In Thousands)
Non interest-bearing deposits...............     $ 6,655          $ 5,183
Savings deposits............................       1,614  2.97%       720  2.92%
Individual retirement accounts..............       3,095  5.69%     2,120  5.57%
Time deposits...............................      23,521  5.75%     9,554  5.53%
Interest-bearing demand deposits............      10,526  3.55%     8,674  3.40%
                                                 -------          -------
          Total deposits....................     $45,411          $26,251
                                                 =======          =======

     At December 31, 1996 and 1995, time deposits greater than $100,000 aggregated approximately $8.6 million and $2.8 million, respectively. The following table indicates, as of December 31, 1996 and 1995, the dollar amount of $100,000 or more deposits by the time remaining until maturity:


                                        1996                                            1995
                   ----------------------------------------------  ----------------------------------------------
                   3 Months  3 to 12    1 Year through 5           3 Months  3 to 12   1 Year through 5
                   or less   Months          years          Total  or less   Months          years          Total
                   --------  -------    ----------------    -----  --------  -------   ----------------     -----
(In Thousands)
Time certificates  $3,262     4,967           420           8,649    $701     2,124            0             2,825
                   ======     =====           ===           =====    ====     =====            =             =====

ASSETS

     The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest earning assets by category at December 31, 1996 and 1995.


                                                1996      1995
                                              --------  --------
(In Thousands)
Investment securities:
  Available for sale........................   $13,519   $ 6,704
  Held to maturity..........................     1,604     3,523
Federal funds sold..........................     6,446     3,780
Loans:
  Real estate...............................    23,398    14,299
  Commercial and other......................    12,199     7,912
                                               -------   -------
   Total loans .............................    35,597    22,211
  Less unearned income......................      (260)     (235)
                                               -------   -------
  Loans, net of unearned
   income...................................    35,337    21,976
                                               -------   -------
Interest earning assets.....................   $56,906   $35,983
                                               =======   =======

INVESTMENT PORTFOLIO

     At year end 1996, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 100% of the investment portfolio. The following table presents the composition of the carrying value of the Company's investment portfolio at December 31, 1996 and 1995.


                                                 1996        1995
                                               --------    -------
(In Thousands)
Held to maturity:
U.S. Treasury Securities...................    $     0      $    0
Obligations of U.S.
 Government agencies.......................      1,604       3,523
Obligations of states and
 political subdivisions....................          0           0
                                               -------      ------
                                               $ 1,604      $3,523
                                               =======      ======
Available for sale:
U.S. Treasury securities...................    $ 4,410      $4,709
Obligations of U.S.
Government agencies........................      9,006       1,995
Obligations of states and
political subdivisions.....................        103           0
                                               -------      ------
                                               $13,519      $6,704
                                               =======      ======

     The following table presents the maturity distribution of the amortized cost and estimated market value of the Company's investment portfolio at December 31, 1996 and 1995. The weighted average yields on these instruments are presented based on final maturity. Yields on obligations of states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.


                                                         1996                                         1995
                                      -------------------------------------------  -------------------------------------------
                                                       Estimated      Weighted                      Estimated      Weighted
                                      Amortized Cost  Market Value  Average Yield  Amortized Cost  Market Value  Average Yield
                                      --------------  ------------  -------------  --------------  ------------  -------------
 (Dollars in Thousands)
 Held to maturity:
 Obligations of U.S.
   Government agencies:
   Due within 1 year................         $   250       $   251                         $  500        $  500
   Due after 1 year but
   within 5 years...................           1,001           987                          2,401         2,349
   Due after 5 years but
   within 10 years..................             200           196                            450           451
   Due after 10 years...............             153           162                            172           181
                                             -------       =======                         ------        ------
      Total.........................         $ 1,604       $ 1,596          5.85%          $3,523        $3,481      5.78%
                                             =======       =======                         ======        ======
 Available for sale:
  U.S. Securities:
   Due within 1 year................         $   500       $   504                         $1,752        $1,768
   Due after 1 year but within 5
 years .............................           3,883         3,906                          2,873         2,941
                                             -------       -------                         ------        ------
   Total............................           4,383         4,410          6.21%           4,625         4,709      6.39%
                                             -------       -------                         ------        ------
 Obligations of U.S. Government
 agencies:
   Due within 1 year................             248           250                            202           204
   Due after 1 year but within 5
 years..............................           1,797         1,791                            738           753
   Due after 5 years but within
 10 years...........................           7,071         6,965                          1,035         1,038
                                             -------       -------                         ------        ------
   Total............................           9,116         9,006          6.63%           1,975         1,995      6.71%
                                             -------       -------                         ------        ------
 Obligations of states and
   political subdivisions:
   Due after 5 years but within 10
   years............................             100           103          4.99%
                                             -------       -------
 Total..............................         $13,599       $13,519          6.50%          $6,600        $6,704      6.50%
                                             =======       =======                         ======        ======



INVESTMENT POLICY

     The objective of the Company's investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Company, yet still maintain sufficient liquidity to meet fluctuations in the Company's loan demand and deposit structure. In doing so, the Company balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Company's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. H. Lyons Price and Reed D. Matney are authorized to execute security transactions for the investment portfolio based on the decisions of the investment committee. The investment committee, which consists of the President, Chief Executive Officer and Chairman of the Board, has full authority over the investment portfolio and makes decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting, and the entire portfolio is reviewed on a semi-annual basis. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Company's needed liquidity and longer term securities purchased to generate level income for the Company over periods of interest rate fluctuations.

     The Company's investment securities portfolio of $15,122,740 at December 31, 1996, consisted of $1,603,847 of securities held to maturity, which are carried at amortized cost and $13,518,893 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $51,909 and unrealized losses were $132,332. The Company's investment securities portfolio of $10,226,895 at December 31, 1995, consisted of $3,522,798 of securities held to maturity, which are carried at amortized cost and $6,704,097 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $107,569 and unrealized losses were $3,143.

     As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $9,264 and unrealized losses of $16,955 at December 31, 1996, compared to $21,884 unrealized gains and $63,516 unrealized losses at year end December 31, 1995. The decline in the market value of the portfolio is due primarily to the rising market interest rate environment in 1996.

     At December 31, 1996, the Company had approximately $500,000 of structured notes in the held to maturity category, which constitutes approximately 3.31% of its investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest rate movements and expose the Company to greater market risk than traditional medium-term notes. All of the Company's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The unrealized gain in these securities was approximately $925 or 9.98% of total gross unrealized gains on held to maturity securities. It is management's intent to hold these securities to maturity. The market risk associated with the structured notes is not considered material to the Company's financial position, results of operations or liquidity.

     At December 31, 1996, the Company had two inverse floaters issued by the Federal Home Loan Bank totaling $500,000 in the held to maturity category. These notes represented approximately 3.31% of the investment portfolio. The unrealized loss of approximately $6,200 associated with these notes represented approximately 36.6% of the Company's gross unrealized losses in the held to maturity category. These notes have uncertain cash flows which are driven by interest rate movements and may expose the Company to greater market risk than traditional medium-term notes. In addition, these notes contain quarterly call and repricing features which may expose the Company to greater prepayment and interest rate risks. These notes were acquired by the former management of the Company based on the assumption of continued falling interest rates. A continued rise in interest rates would increase the unrealized losses associated with these notes. It is management's intent to hold these notes to maturity. The market risk associated with these inverse floaters is not considered material to the Company's financial position, results of operations or liquidity.

LOAN PORTFOLIO

     Total loans of $35,596,745 at December 31, 1996, reflected an increase of $13,385,945 or 60.3%, compared to total loans for the year ended December 31, 1995. Residential real estate loans, which historically have had low loss experience, increased $6,289,000 or 105%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $2,810,000, or 33.83%. Commercial and industrial loans and agricultural loans increased by $1,601,000, or 66.7%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans increased by $2,583,000, or 49%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hancock and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions.

     The following table sets forth the composition of the Company's loan portfolio at December 31, 1996 and 1995.

                                                      1996      1995
                                                    --------  -------
(In Thousands)
Real estate loans:
 Construction and land development.............     $ 3,214   $   827
 Secured by farmland and improvements..........       2,278     2,146
 Secured by residential properties.............      12,281     5,992
 Commercial real estate loans..................       5,625     5,334
                                                    -------   -------
  Total real estate loans......................      23,398    14,299
                                                    -------   -------
Loans to farmers...............................         596     1,066
Commercial and industrial loans................       3,404     1,333
Installment loans..............................       6,388     4,371
Other consumer loans...........................       1,467       901
All other loans................................         344       241
                                                    -------   -------

  Total loans..................................     $35,597   $22,211
                                                    =======   =======

     The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year.


                                                        December 31, 1996
                                           --------------------------------------------
                                                          Maturity Range
                                           --------------------------------------------
                                           One Year  One Through     Over
(In Thousands)                             or Less   Five Years   Five Years    Total
                                           --------  -----------  ----------  ---------
Real estate construction loans..........    $ 3,187      $    27      $    0    $ 3,214
Real estate mortgage loans..............      7,413        9,275       3,496     20,184
Commercial and industrial loans.........      2,596          808           0      3,404
Agricultural loans......................        414          182           0        596
All other loans.........................      2,776        5,288         135      8,199
                                            -------      -------      ------    -------
Total loans.............................    $16,386      $15,580      $3,631    $35,597
                                            =======      =======      ======    =======

     The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is set forth below.


Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 1996 (in thousands):

Fixed rate.......................................       $11,115
Floating rate....................................         2,673
                                                        -------
                                                        $13,788
                                                        -------
Other loans maturing after one year:
Fixed rate.......................................       $ 5,422
Floating rate....................................             1
                                                        -------
                                                        $ 5,423
                                                        -------

     Total loans maturing after one year.........       $19,211
                                                        =======

LOAN POLICY

     All lending activities of the Company are under the direct supervision and control of the senior loan committee, which consists of three directors. The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. The Company's established maximum loan volume to deposits is 85%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 80% of the appraised value or purchase cost of the real estate for no more than a thirty-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

     The board of directors at its regularly scheduled meetings reviews all new loans in excess of $50,000 made the preceding month. Loans which are 30 days or more past due are reviewed monthly.

     Management of the Company periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. The Company's policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. Management defines "in the process of collection" as that point where the customer has agreed to an accelerated repayment plan to bring the loan current, which definition is in accordance with generally accepted accounting principles ("GAAP") but is not in accordance with such definition as contained in Banking Bulletin 91-19. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the management, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

     When a loan is classified as nonaccrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a nonaccrual loan is brought current, if in management's opinion future payments are questionable, the loan would remain classified as nonaccrual. After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

     The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. It is the Company's policy to charge off any consumer installment loan which is past due 90 days or more.

     In addition, mortgage loans secured by real estate are placed on nonaccrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted. Any accrued interest receivable remains an obligation of the borrower.

     The Company's underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. The Company requires its loan officers and loan committee to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

CREDIT RISK MANAGEMENT AND RESERVE FOR LOAN LOSSES

     Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Company. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

     Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies. To effectuate this policy, the Company makes commercial real estate and farming loans with one year or less fixed maturity.

     The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Company's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

     The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $457,432 at year end 1996, or 1.29% of loans outstanding, net of unearned income, compared to $401,066, or 1.83% at year end 1995. The following table presents data related to the Company's reserve for loan losses for the years ended December 31, 1996 and 1995.

                                                                   1996    1995
                                                                  ------  ------
(Dollars In Thousands)

Balance at beginning of period............................        $ 401   $ 419
Charge offs:
  Commercial, financial and agricultural..................          (30)     (4)
  Real estate mortgage....................................            0     (45)
  Installment loans to individuals .......................          (49)    (25)
                                                                  -----   -----
                                                                    (79)    (74)
                                                                  -----   -----
Recoveries:
  Commercial, financial and agricultural..................           19
  Real estate mortgage....................................            0       9
  Installment loans to individuals........................           16      11
                                                                  -----   -----
                                                                     35      20
                                                                  -----   -----
Net charge offs ..........................................          (44)    (54)
                                                                  -----   -----
Additions to charged to operations........................          100      36
                                                                  -----   -----
Balance at end of period..................................        $ 457   $ 401
                                                                  =====   =====
Ratio of net charge offs during
the period to average loans
outstanding during the period ............................         0.15%   0.33%
                                                                  =====   =====
Average allowance for loan
losses to average total loans.............................         1.51%   2.52%
                                                                  =====   =====

     At December 31, 1996 and 1995, the allowance for loan losses was allocated as follows:

(Dollars in thousands)


                                                    1996                          1995
                                        ----------------------------  ----------------------------
                                                Percent of loans in           Percent of loans in
                                                  each category to              each category to
                                        Amount      total loans       Amount      total loans
                                        ------  --------------------  ------  --------------------
Commercial, financial and agricultural   $ 70        12.20%           $113          11.88%
Real estate mortgage                      168        65.73%            185          64.38%
Installment loans to individuals          219        22.07%            103          23.74%
                                         ----       ------            ----         ------
  Total                                  $457       100.00%           $401         100.00%
                                         ====       ======            ====         ======

     The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio. Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

     The following table sets forth information with respect to nonperforming loans of the Company on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on nonaccrual status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Nonperforming assets (Dollars in thousands):           December 31,
                                                     ----------------
                                                      1996     1995
                                                     -------  -------
Nonaccrual loans..................................   $    98   $  136
Restructured loans ...............................         0        0
Other loans past due 90 days or
 more to principal or interest payments ..........        84        2
Nonperforming loans as a percentage
 of net loans before allowance for
 loan losses .....................................      0.52%    0.63%
Allowance for loan losses as a percentage
 of nonperforming loans ..........................    251.10%  290.58%

CAPITAL RESOURCES/LIQUIDITY

     Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Company's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

     Although the Company has no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific liquidity requirements imposed by regulatory orders. The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

     The following table sets forth liquidity ratios for the periods indicated:


                                           1996    1995
                                          ------  ------
Average loans to average deposits.......  63.08%  63.27%

     Impact of Inflation and Changing Prices. The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

CAPITAL ADEQUACY

     Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of the Company's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

     The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

     The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

     The Company's consolidated capital ratios are set forth below. See Note 12 to Notes to Consolidated Financial Statements for Bank-only capital ratios.


                                                     December 31, 1996  December 31, 1995
                                                     -----------------  -----------------
(Dollars in Thousands)
CAPITAL:
Tier I capital:
       Stockholders' common equity ..............          $ 3,397            $ 2,632
       Less unrealized (loss) gain in securities.              (50)                65
       Less disallowed intangibles ..............             (221)              (239)
                                                           -------            -------
                   Total Tier I capital..........            3,226              2,328
Tier II capital:
       Qualifying allowance for loan losses......              457                298
                                                           -------            -------
                   Total capital.................          $ 3,683            $ 2,626
Risk-adjusted asset..............................          $37,066            $23,800
Quarterly average assets ........................          $60,836            $37,400
RATIOS:
Tier I capital to risk-adjusted assets...........             8.70%              9.78
Tier II capital to risk-adjusted assets..........             1.23%              1.25%
Total capital to risk-adjusted assets............             9.94%             11.03
Leverage -- Tier I capital to quarterly
average assets less disallowed intangibles.......             5.31%              6.26%

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

     The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

                                Total Risk-Based  Tier I Risk-Based    Leverage
                                 Capital Ratio      Capital Ratio       Ratio
                                ----------------  -----------------  ------------
Well-capitalized................   10% or above      6% or above     5% or above
Adequately capitalized..........   8% or above       4% or above     4% or above
Undercapitalized................   Less than 8%      Less than 4%    Less than 4%
Significantly undercapitalized..   Less than 6%      Less than 3%    Less than 3%
Critically undercapitalized.....      --                --            2% or less

     On December 31, 1996, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

CERTAIN REGULATORY CONSIDERATIONS

     As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

     In addition, the BHCA prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire shares of a bank or bank holding company located outside the acquiror's principal state of operations unless such an acquisition is specifically authorized by statute in the state in which the bank or bank holding company whose shares are to be acquired is located. Tennessee has adopted legislation that authorizes nationwide interstate bank acquisitions, subject to certain state law reciprocity requirements, including the filing of an application with and approval of the Tennessee Commissioner of Financial Institutions. The Tennessee Bank Structure Act of 1974, as amended, restricts the acquisition by bank holding companies of banks in Tennessee. A bank holding company is prohibited from acquiring any bank in Tennessee as long as banks that it controls retain 30% or more of the total deposits in individual, partnership and corporate demand and other transaction accounts and in savings accounts and time deposits in all federally insured financial institutions in Tennessee, subject to certain limitations and exclusions. Also, under this act, no bank holding company may acquire any bank in operation for less than five years or begin a de novo bank in any county in Tennessee with a population, in 1970, of 200,000 or less, subject to certain exceptions. Under Tennessee law, branch banking is permitted in any county in the state.

     The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as the DFI, Tennessee's state banking authority. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the type of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock or principal (premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

     The Bank is subject to the Tennessee Banking Act, which provides that dividends will be paid out of undivided profits. Capital surplus, however, must equal or exceed 50% of capital stock, and in the event capital surplus falls below 50% of capital stock, no dividends may be paid until net profits have been transferred to capital surplus so that it equals 50% of capital stock. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank's ability to pay dividends. If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements. See "Certain Regulatory Considerations."

     Under current Tennessee tax law, cash dividends paid by Tennessee banks to Tennessee residents are exempt from state income tax. Under federal income tax law, dividends paid by the Bank would be considered taxable.

     If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

TRANSACTIONS WITH AFFILIATES

     There are various legal restrictions on the extent to which the Company can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank's purchases of or investments in the securities of and purchase of assets from the Company, a bank's loans or extensions of credit to third parties, collateralized by the securities or obligations of the Company, the issuance of guaranties, acceptances and letters of credit on behalf of the Company, and certain bank transactions with the Company, or with respect to which the Company acts as agent, participates or has a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Company or to such other affiliates. Also, extensions of credit and other transactions between the Bank and the Company or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

HOLDING COMPANY STRUCTURE AND SUPPORT OF THE BANK

     Because the Company is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to, and commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

CROSS-GUARANTEE LIABILITY

     Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the Bank would likely result in assertion of the cross-guarantee provisions, and a potential loss of the Company's investment in the Bank.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

     FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

     The Company believes that at March 1, 1997, the Bank was well capitalized under the criteria discussed above.

     FDICIA contain numerous other provisions, including new accounting, audit and reporting requirements, beginning in 1995 termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

     Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.

INTERSTATE ACT

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks (of a minimum age of up to five years as established by state law in any state), (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment. The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction. Regulations have not yet been issued under the Interstate Act. A bill has been enacted by the Tennessee legislature which repeals the Tennessee Reciprocal Banking Act, amends the Tennessee Bank Structure Act of 1974, and amends Tennessee's bank branching laws by opting in to the Interstate Act. Management cannot predict the extent to which the business of the Company and the Bank may be affected.

BROKERED DEPOSITS AND PASS-THROUGH INSURANCE

     The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that the Bank was well capitalized as of March 1, 1997, the Company believes the brokered deposits regulation will have not material effect on the funding or liquidity of the Bank.

FDIC INSURANCE PREMIUMS

     The Bank is required to pay semiannual FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroup within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. Recently the FDIC has passed a resolution to lower premiums. The Bank currently does not pay any premium on the insurance for its deposits.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

DEPOSITOR PREFERENCE

     The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depositary institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

EFFECT OF GOVERNMENTAL POLICIES

     The Bank is affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

     The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

     Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the business of the Company and the Bank, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company and the Bank subsidiaries may be affected thereby.

EMPLOYEES

     At December 31, 1996, the Company had a total of 31 employees with 28 of those employed on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTY

        The Bank's main office is located at 161 W. Main Street in Sneedville, Tennessee. The property consists of a masonry building of approximately 7,000 square feet, which is constructed on a half acre of land owned by the Bank.
The Bank operates one branch office in Rogersville, which is approximately 33 miles from the main office. The Bank operates a third location as a branch in Church Hill, which is approximately 53 miles from the main office. The Bank is currently constructing a fourth location on East Main Street in Rogersville consisting of a masonry building with approximately 10,000 square feet, 7,500 square feet of which will be used by the Bank. All facilities have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes.


ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company initiated a public offering of its Common Stock in August 1995 at a price of $10 per Share (the "Offering"). There is no established public market for the shares. Management of the Company is aware that isolated transactions in the Common Stock occur from time to time. To the best of the knowledge of the Company the most recent transaction in the Common Stock was September 11, 1996, and was for the price of $10.00 per share.

     There were 374 holders of record of the Common Stock as of March 12, 1997.

     The Company currently intends to retain its earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future. The board of directors cannot predict when such dividends, if any, will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of the Company's expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks. The application by the Bank to establish an additional branch in Rogersville and a new branch in Church Hill, Tennessee was approved by the Commissioner of the Department of Financial Institutions (the "DFI") subject to certain conditions including, among others, that the Bank will not be allowed to pay dividends to shareholders other than for the purpose of holding company debt reduction for a period of 2 years without prior written consent from the Commissioner of the DFI.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and changes therein and results of operations of the Company and the Bank for the years ended December 31, 1995 and 1996.

     This discussion and analysis is intended to complement the audited financial statements and footnotes and the supplemental financial data and charts appearing elsewhere in this report, and should be read in conjunction therewith. This discussion and analysis will focus on the following major areas: Results of Operations, Financial Position, Capital Resources, Asset Quality, and Liquidity and Interest-Sensitivity.

RESULTS OF OPERATIONS

Net gain for 1996 was $84,520 or $204,318 more than net loss for 1995. Net loss for 1995 was $(120,000). The Company's return on average assets was .16% for 1996 and (0.38%) for 1995. Its return on average equity was (4.69%) for 1995 and 2.88% for 1996.

      The Company's loss for 1995 and earnings for 1996 were impacted by the following significant items:

      - Yield on average earning assets increased from 8.30% for 1995 to 8.44% for 1996.

      - Average earning assets for 1996 were $47,803,000 representing an increase of $19,400,000 over 1995's average earning assets of $28,403,000.

      - Yield on average interest-bearing liabilities increased from 5.01% for 1995 to 5.29% for 1996.

      - Average interest-bearing liabilities increased from $23,439,000 in 1995 to $42,521,000 for 1996 representing an increase of $19,082,000.

      - Average earning assets to average total assets increased to 90.56% for 1996 from 90.12% for 1995.

      - Average interest-bearing liabilities to average assets increased to 80.55% in 1996 from 74.37% in 1995. Net average earning assets (average earning assets minus average interest-bearing liabilities) to average total assets decreased from 15.75% for 1995 to 10.01% for 1996.

     As a result of the foregoing net interest income as a percentage of net average interest earning assets decreased to 3.73% for 1996 as compared to 4.17% for 1995. Accordingly, net interest income for 1996 increased by only $601,000 in 1996 to $1,784,000 from $1,183,000 for 1995.

     Net interest income for 1996 was adversely impacted by parent company only borrowings of $3,450,000 which averaged $3,450,000 at a cost of $290,000 or 8.41% of average borrowings. Compared to 1995, this is an increase in cost of $78,000 attributable primarily to an increase of $1,079,000 average borrowings outstanding. Net interest income for 1995 was adversely impacted by parent Company only borrowings of $3,450,000 which averaged $2,371,000 at a cost of $212,000 or 8.94% on average borrowing. This borrowing was incurred by the Company in order to increase the capital of the subsidiary Bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

     The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31:


                                                    1996                        1995

(Fully taxable equivalent)                        Interest  Average           Interest
(Dollars in thousands except             Average  Income/   Yields/  Average  Income/   Average
for per share data)                      Balance  Expense    Rates   Balance  Expense    Rate
                                         -------  --------  -------  -------  --------  -------
Interest-earning assets:
Loans net of unearned income .........   $28,647    $2,859    9.98%  $16,608    $1,637    9.86%
U.S. Treasury and other U.S.
 government agencies..................    14,669       944    6.44%    9,526       582    6.11%
States and municipalities.............        63         5    7.94%      142        16   11.27%
Federal funds sold....................     4,424       227    5.13%    2,127       122    5.74%
                                         -------    ------           -------    ------
 Total interest-earning
  assets/interest income..............   $47,803    $4,035    8.44%  $28,403    $2,357    8.30%
                                         =======    ======           =======    ======
Interest-bearing liabilities:
Demand deposits.......................   $10,526    $  374    3.55%  $ 8,674    $  295    3.40%
Savings...............................     1,614        48    2.97%      720        21    2.92%
Individual retirement accounts........     3,095       176    5.69%    2,120       118    5.57%
Time certificates.....................    23,521     1,352    5.75%    9,554       528    5.53%
Securities sold under repurchase......       315        11    3.49%
Note payable..........................     3,450       290    8.41%    2,371       212    8.94%
                                         -------    ------           -------    ------
 Total interest-bearing
  liabilities/interest expense........   $42,521    $2,251    5.29%  $23,439    $1,174    5.01%
                                         =======    ======           =======    ======
Net interest earnings.................              $1,784                      $1,183
                                                    ======                      ======
Net interest on interest earning
  assets..............................                        3.73%                       4.17%
                                                              ====                        ====

     Non-interest expense increased by $272,000 to $1.7 million for 1996 compared to $1.4 million for 1995. Non-interest expense was 4.61% of average assets in 1995 and 3.264% of average assets in 1996.


     The following table presents non-interest expense for 1996 compared to 1995 and as a percentage of average assets and the changes therein (in thousands):

                                                                        Increase   % Increase
                                         % Average          % Average  (Decrease)  (Decrease)
     Non-Interest Expense        1996     Assets     1995    Assets    1996/1995   1996/1995
------------------------------  -------  ---------  ------  ---------  ----------  ----------
Salaries and
 employee benefits............   $  976   1.85%     $  839    2.66%         $137       16.33
Occupancy, net................      103    .20%         73    0.23%           30       41.10
Furniture and equipment.......      142    .27%        100    0.32%           42       42.00
Directors fees................       49    .09%         48    0.15%            1        2.08
Advertising...................       67    .13%         72    0.23%           (5)      (6.94)
FDIC insurance................        2   .004%         25    0.08%          (23)     (92.00)
Office supplies ..............       30    .06%         96    0.30%          (66)     (68.75)
Professional services.........       85    .16%         29    0.09%           56      193.10
Telephone.....................       29    .05%         26    0.08%            3       11.54
Postage and courier...........       49    .09%         32    0.10%           17       53.13
Other.........................      192    .36%        112    0.36%           80       71.43
                                 ------  -----      ------    ----          ----       -----
                                 $1,724  3.264%     $1,452    4.61%         $272       18.73%
                                 ======  =====      ======    ====          ====       =====

     The substantial increase in non-interest expenses is the result of operating and fully staffing two branch facilities in Hawkins County, Tennessee. Occupancy expense is expected to increase again in 1997 because of the expected completion of new main office facilities in Rogersville sometime in the second quarter of 1997. Other costs, such as salaries and benefits are expected to level off since management feels that current staffing levels are adequate to handle expected increased business once the permanent facilities are opened. Accordingly, non-interest expense as a percentage of average assets is expected to decline as growth in Bank assets is expected to increase faster than growth in non-interest expense.

     The provision for loan losses in 1995 was $36,000 compared to $100,000 for 1996. The provision for loan losses is the amount management considers necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserves is determined by management after conducting ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by the Company, historic loan-loss experience, loan mix and the level of loans relative to reserves.

     Non-interest income increased by $75,000 to $179,000 in 1996 as compared to $104,000 in 1995. Management expects this trend to continue consistent with continued growth in overall Bank assets and new customers.

     Income tax expenses for 1996 were $54,000 reducing the Company's net earnings from $139,000. Income tax benefits for 1995 were $86,000. The Company's Tennessee excise tax loss for 1995 of approximately $271,000 was carried over and fully utilized against 1996 earnings.

FINANCIAL POSITION

     Company total assets grew 54.3% or $22.3 million during 1996 to end of year total of $63.4 million. The growth in assets during 1996 is primarily attributable to deposit growth of $21.2 million from current and new banking customers.

     Portfolio securities grew by $4.9 million during 1996 to $15.1 million at year end 1996 from $10.2 million at year end 1995.

     Loans grew during 1996 by $13.4 million or 60.4% from $22.2 million at year end 1995 to $35.6 million at year end 1996. The majority of this growth was in real estate mortgage loans which grew by 63.6% or $9.1 million to $23.4 million at year end 1996 and consumer lending which grew $2.6 million or 49.1% to $7.9 million at year end 1996.

     Deposits grew during 1996 by $21.2 million or 61.4% to $55.7 million at year end 1996. Management is not aware of any reason why this trend in deposit growth should not continue throughout 1997.

CAPITAL REQUIREMENTS

     The Company's equity capital was $3.4 million at year end 1996 compared to $2.6 million at year end 1995. This increase of $765,000 consists of a $(115,000) increase in unrealized loss on available for sale securities, sales of common stock, net of offering expenses, of $795,000 and the Company's income of $85,000 for 1996. No dividends were paid by the Company during 1996 and the Company does not expect to pay dividends any time in the foreseeable future.

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, approximately $1.4 million of retained earnings were available for dividend declaration without prior regulatory approval but only if necessary to service parent company indebtedness. Otherwise, the Bank is prohibited from paying any dividends for two years from the opening of branches in Rogersville and Church Hill, Tennessee without the prior written approval of the Commissioner of the Department of Financial Institutions for the State of Tennessee.

     The Bank would be considered "well capitalized" within applicable Federal banking regulatory guidelines at December 31, 1996.

     The Bank has committed to the Commissioner of the Department of Financial Institutions, in connection with the approval to open branches during 1995 in Rogersville and Church Hill, Tennessee that it would, among other things, maintain a Tier I capital plus loan loss reserve to asset ratio of not less than 10% during the first three years after approval. This condition was modified by state banking regulators on September 19, 1996 to require Bank to maintain a Tier I leverage ratio of no less than 8% for the three years subsequent to commencing operation in Hawkins County, Tennessee. The actual Tier I leverage ratio maintained by the Bank was 14.05% and 10.26% on an end of period basis at December 31, 1995 and 1996, respectively. The actual tangible capital maintained by the Bank at December 31, 1996 was $6.488 million.

     The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis. The Company has committed to the Commissioner of the Department of Financial Institutions that it would raise an additional $1 million of equity capital by October 28, 1996. At October 28, 1996, the Company had raised $1,070,137 toward this commitment.

     Management believes, as of December 31, 1996, that the Bank and Company meet all capital requirements to which they are subject and that they are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

LIQUIDITY RESOURCES

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources of funds for liquidity include deposits, loan repayments and security repayments or sales of available for sale securities.

     During 1996, the Company increased available for sale securities by $6.8 million. On November 30, 1995, the Company transferred debt securities with an amortized cost of $2,830,000 from "securities held to maturity" to "securities available for sale." Management decided to take advantage of this special one-time reevaluation of the classification of securities. Management believes that it is in a position to better manage its liquidity position after this reevaluation and transfer of securities from held to maturity to available for sale.

ASSET LIABILITY MANAGEMENT

     The long-term profitability of the Company depends on properly priced products and services, asset quality and asset-liability management. Historically, the Company has had a mismatch between the maturities of its assets and liabilities because customers have traditionally preferred short-term deposits and longer-term loans. This mismatch makes the Company sensitive to changes in interest rates and the resulting effect on interest income and the market value of assets. The Company attempts to manage this mismatch and thus reduce its effect on earnings during periods of significant changes in interest rates. The strategies utilized by the Company include the origination of shorter-term fixed rate loans and adjustable rate loans or loans with call provisions. The Company also emphasizes checking accounts and other transaction accounts which management believes are less rate sensitive than certificate accounts.

     A traditional measure of interest rate sensitivity and its impact upon the next years earnings is the Company's one-year gap position (total assets subject to repricing less total liabilities subject to repricing). A negative one-year gap position generally exposes the Company's earnings to rising short term rates over the period and thus reduced net interest income because current liabilities reprice faster than current assets. However, this earnings exposure can be mitigated during the period if total asset growth is sufficient such that new assets are priced at relatively higher rates and new deposit maturities are extended. At December 31, 1995 the Company had a cumulative one year negative gap of (37.94%) or a net of $21.7 million in liabilities repricing faster than assets.

     While the one-year-gap measure helps provide some information about a financial institution's interest sensitivity, it does not predict the trends of future earnings.

     The Company's investment in derivatives at year end 1996 was $500,000 at cost. These two securities had an approximate market value at that time of $493,800. Both securities are "inverse floaters," maturing in 1998 and are the obligation of the Federal Home Loan Bank, a quasi-government agency. Ultimate collection of the par amount of the obligations is relatively risk free. However, until maturity, earnings will be impacted either positively or negatively depending upon the prevailing level of interest rates. In essence, an inverse floater generally earns more in a falling interest rate environment and earns less in a rising interest rate environment. At December 31, 1996 one of these securities was earning at 4.5% while the other was earning at 4.949%. Both securities have a par amount of $250,000. These securities were acquired by prior management during 1994 because of their then attractive yields and the then expectation that interest rates would continue falling or remain stable. Current management intends to hold these securities until maturity and has no present plans or intentions of investing in similar instruments in the future.

ASSET QUALITY

     Non-performing and other loans past due 90 days or more were $182,000 at year end 1996 compared to $138,000 at year end 1995 representing an increase of $44,000. Non-performing loans as a percentage of net loans before the allowance for loan losses was 0.52% at year end 1996 and .63% at year end 1995. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was

290.6% at year end 1995 and 251.1% at year end 1996. The Company had no material restructured loans in 1996 or 1995. The asset quality of the Company continues to be good which is a result of good underwriting standards coupled with aggressive collection efforts and a good local economy.

EFFECTS OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. In the current interest rate environment, the liquidity and maturity structures of the Company's assets and liabilities are critical to maintenance of acceptable performance levels.


ITEM 7.                   FINANCIAL STATEMENTS

Index to Consolidated Financial Statements:                                                                 Page
         Independent Auditor's Report........................................................................F-1

         Consolidated Balance Sheets at December 31, 1996 and 1995...........................................F-2

         Consolidated Statements of Earnings for the years ended December 31, 1996 and 1995..................F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
                December 31, 1996 and 1995...................................................................F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995................F-5

         Notes to Consolidated Financial Statements..........................................................F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Following is certain information regarding the nominee directors and executive officers of the Company.

     REED D. MATNEY (47) assumed the position of Chief Executive Officer in November 1996 and has served as the President and Director since 1994.
Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

     G. DOUGLAS PRICE (56) has served as a Director since 1994. Mr. Price is employed as the Executive for Hawkins County, Tennessee.

     WILLIAM E. PHILLIPS (49) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

     H. LYONS PRICE (62) has served as the Secretary/Treasurer and Director since 1994. Mr. Price was employed by First Union National Bank of Tennessee until June 1993.

     GARY E. VARNELL (50) has served as a Director of the Company since 1994. Mr. Varnell is the owner and operator of a retail office products store in Rogersville, Tennessee.

     DR. TRUETT H. PIERCE (69) has served as a Director of the Company since 1994. Dr. Truett practices medicine in Sneedville, Tennessee.

     GEORGE L. BROOKS (67) has served as a Director of the Company since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

     SHIRLEY A. PRICE (62) has served as a Director of the Company since 1994. Ms. Price is an Insurance Agent in Rogersville, Tennessee.

     LEON GLADSON (71) has served as a Director of the Company since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

     EDDIE FREEMAN (44) has served as a Director of the Company since 1995 and serves as Vice President and Manager of the Bank's Church Hill office.

     NEIL D. MILLER (77) has served as a Director of the Company since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

     M. CARLIN GREENE (54) has served as a Director of the Company since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

     SCOTT F. COLLINS (48) has served as a Director of the Company since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

     LAWRENCE E. GRAY (52) has served as a Director of the Company since 1994 and serves as Executive Vice President of the Bank.

     No director of the Company is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

     During the last fiscal year, the Board of Directors of the Company held one (1) meeting during 1996. The Directors of the Company also serve as directors of the Bank. The Board of Directors of the Bank held twelve (12) meetings in 1996. No director attended less than 75% of the meetings held by the Company or the Bank during 1996. The Directors received no compensation as directors of the Company but as directors of the Bank received $300 for each meeting attended.

     The Board of Directors has two committees. Messrs. Phillips, H. Lyons Price and Matney serve as the Executive Committee and Messrs. Doug Price, Gladson and Collins serve as members of the Audit Committee. These persons receive no compensation as members of such committees.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate cash compensation paid by the Company to the chief executive officer of the Company. No other executive officer of the Company received cash compensation in excess of $100,000 (determined as of the end of 1996) for the years ended December 31, 1996, 1995, and 1994.

                                             Annual Compensation
                                             -------------------
Name and Position                      Year      Salary ($)
-----------------                      ----  -------------------
Reed Matney(1)
Chief Executive Officer and President  1996        66,000
H. Lyons Price                         1996        66,608
Chief Executive Officer                1995        84,000
                                       1994        21,712

----------------------

(1) Mr. Matney assumed the position of Chief Executive Officer effective November 21, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 12, 1997, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and persons nominated to become directors of the Company and executive officers; and (iii) directors and executive officers of the Company as a group.

                                      Amount and Nature
               Name of             of Beneficial Ownership  Percent
           Beneficial Owner          (Number of Shares)     of Class
           ----------------        -----------------------  --------
(i)    Ralph T. Hurley                    85,500             16.26%
       Rt. 2 Box 157
       Sneedville, TN 37869

       William E. Phillips(1)             28,451              5.41
       312 Main Street
       Rogersville, TN 37857

(ii)   William E. Phillips(1)             28,451              5.41

       Lawrence E. Gray(2)                18,561              3.53

       Shirley A. Price                    7,937              1.51

       Reed D. Matney                      8,303              1.58

       Leon Gladson                        3,663                 *

       Eddie Freeman                       1,812                 *

       G. Douglas Price(3)                15,874              3.02

       Gary E. Varnell(4)                 16,200              3.08

       Scott F. Collins                    1,587                 *

       H. Lyons Price                      6,105              1.16

       George L. Brooks                    6,105              1.16

       M. Carlin Greene                    9,158              1.74

       Dr. Truett H. Pierce(5)            12,211              2.32

       Neil D. Miller                     10,990              2.09

(iii)  Directors and executive officers  146,957             27.95%
       as a group (14 persons)

------------------------
*    Less than 1%

(1) Includes 6,716 shares owned by Jane Porter Rogers, for whom Mr. Phillips serves as conservator and 12,211 shares owned by the Joe H. Wilson Trust, for which Mr. Phillips serves as co-trustee.
(2) Includes 12,211 shares owned jointly with his father, for which he disclaims voting and investment power.
(3) Includes 6,105 shares owned by his spouse, for which he disclaims voting and investment power.
(4)  Includes 326 shares owned jointly with his son, Gary E. Varnell, Jr.
(5) Includes 9,158 shares owned by his spouse, for which he disclaims voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company expects to have in the future banking and other business transactions in the ordinary course of its banking business with directors, officers, and 10% beneficial owners of the Company and their affiliates, including members of their families, or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Any such banking transactions will not involve more than the normal risk of collectibility nor present other unfavorable features to the Company or the Bank.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit Number      Description
--------------      -----------
3.1                    Articles of Incorporation of Volunteer  Bancorp, Inc., as amended*
3.2                    Bylaws of Volunteer Bancorp, Inc.*
24.1                   Consent of Independent Certified Public Accountants
27                     Financial Data Schedule (SEC use only)


* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form SB-1, Registration No. 33-94050.

(2) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                             Sneedville, Tennessee

                       Consolidated Financial Statements

                           And Additional Information

                           December 31, 1996 and 1995

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Volunteer Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                   Welch & Associates, Ltd.


January 30, 1997
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995


                                                                                    1996             1995
                                                                                ------------     -------------
                                  ASSETS
                                  ------
Cash and due from banks (note 10)                                                $ 2,771,810       $ 2,588,055
Federal funds sold                                                                 6,446,143         3,779,913
Investment securities available for sale (amortized
   cost of $13,599,316 and $6,599,671, respectively) (note 2)                     13,518,893         6,704,097
Investment securities held to maturity (estimated market
   value of $1,596,156 and $3,481,166, respectively) (note 2)                      1,603,847         3,522,798
Loans, less allowance for possible loan losses of $457,432 and
   $401,066 in 1996 and 1995, respectively (note 3)                               34,879,828        21,574,603
Accrued interest receivable                                                          610,654           434,555
Premises and equipment, net (note 4)                                               3,217,064         1,987,103
Other real estate                                                                     82,846            15,160
Goodwill (note 1)                                                                    220,675           238,558
Other assets                                                                          41,449           240,679
                                                                                 -----------------------------
    Total assets                                                                 $63,393,209       $41,085,521
                                                                                 =============================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Deposits (notes 2 and 5)
   Non-interest bearing                                                          $ 7,900,466       $ 6,540,778
   Interest bearing                                                               47,776,665        27,971,396
                                                                                 -----------------------------
     Total deposits                                                               55,677,131        34,512,174
Accrued interest payable                                                             555,217           330,048
Securities sold under repurchase agreements (note 17)                                175,000           -
Other accrued taxes, expenses  and liabilities                                       128,570             1,796
Long-term debt (note 6)                                                            3,450,000         3,450,000
Deferred income taxes (note 8)                                                        10,383           159,117
                                                                                 -----------------------------
     Total liabilities                                                            59,996,301        38,453,135
                                                                                 -----------------------------
Commitments and contingent liabilities (note 9)

Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares authorized,
        525,717 shares issued and outstanding at December 31,
          1996; 446,252 shares  issued and outstanding, at
          December 31, 1995 (note 14)                                                  5,258             4,463
   Additional paid-in capital                                                      1,761,552           967,697
   Retained earnings                                                               1,679,960         1,595,440
   Unrealized (loss)  gain on securities available for sale, net (note 2)            (49,862)           64,786
                                                                                 -----------------------------
     Total stockholders  equity                                                    3,396,908         2,632,386
                                                                                 -----------------------------
        Total liabilities and stockholders' equity                               $63,393,209       $41,085,521
                                                                                 =============================

         See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Earnings

                          December 31, 1996 and 1995

                                                                                   1996               1995
                                                                                -----------        -----------
 Interest income:
     Interest and fees on loans                                                  $2,859,280         $1,637,442
     Interest on federal funds                                                      227,391            122,203
     Interest on investment securities:
            Taxable                                                                 943,940            581,766
            Exempt from Federal income tax                                            3,125             10,727
                                                                                 -----------------------------
               Total interest income                                              4,033,736          2,352,138
                                                                                 -----------------------------
 Interest expense:
     Interest on deposits                                                         1,950,458            961,786
     Interest on other borrowed funds                                               300,149            212,095
                                                                                 -----------------------------
               Total interest expense                                             2,250,607          1,173,881
                                                                                 -----------------------------
 Net interest income                                                              1,783,129          1,178,257
 Provisions for possible loan losses (note 3)                                       100,000             36,000
                                                                                 -----------------------------
 Net interest income after provision for possible loan losses                     1,683,129          1,142,257
                                                                                 -----------------------------
 Non-interest income:
     Service charges on deposit accounts                                             67,238             44,096
     Other fees and commissions                                                      82,419             48,578
     Securities gain (loss) (note 2)                                                 13,311             (4,810)
     Other non-interest income                                                       16,164             16,008
                                                                                 -----------------------------
               Total non-interest income                                            179,132            103,872
                                                                                 -----------------------------
 Non-interest expense:
     Salaries and employee benefits (note 7)                                        975,967            839,476
     Occupancy expenses, net (note 4)                                               103,302             72,790
     Furniture and equipment expense                                                141,988             99,537
     Other non-interest expense (note 7)                                            502,161            440,482
                                                                                 -----------------------------
               Total non-interest expense                                         1,723,418          1,452,285
                                                                                 -----------------------------
               Net earnings (loss) before income taxes                              138,843           (206,156)

 Income tax expense (benefit) (note 8)                                               54,323            (86,358)
                                                                                 -----------------------------
 Net income (loss)                                                               $   84,520         $ (119,798)
                                                                                 =============================
 Income (loss) per weighted average common share (note 14)                       $     0.17         $    (0.29)
                                                                                 =============================
 Weighted average common shares outstanding                                         483,884            411,132
                                                                                 =============================

         See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 1996 and 1995

                                                                                              Unrealized
                                                                                                 Gain
                                                  Common                                      (Loss) on
                                                  Stock        Additional                     Securities
                                     Common       Stated        Paid-In       Retained         Available
                                     Shares       Value         Capital       Earnings         for Sale         Total
                                     ------       -----         -------       --------         --------         -----
Balance January 1,1995                1,343      $ 1,343      $  695,330    $ 1,715,238     $       -        $ 2,411,911

Net loss                                 -            -               -        (119,798)            -           (119,798)

Common 300:1 stock split
 (note 14)                          401,635        2,687          (2,687)            -              -                 -

Unrealized gain                          -            -               -              -          64,786            64,786

Issue common stock,
 net of costs of  issuance           43,274          433         275,054             -              -            275,487
                                    ------------------------------------------------------------------------------------
Balance December 31, 1995           446,252        4,463         967,697      1,595,440         64,786         2,632,386

Net income                               -            -               -          84,520             -             84,520

Unrealized (loss)                        -            -               -              -        (114,648)         (114,648)

Issue common stock,
 net of costs of  issuance           79,465          795         793,855             -              -            794,650
                                    ------------------------------------------------------------------------------------
Balance December 31,1996            525,717      $ 5,258      $1,761,552    $ 1,679,960     $  (49,862)      $ 3,396,908
                                    ====================================================================================





         See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                                December 31, 1996 and 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       1996               1995
                                                                                    ----------         ----------
 Cash Flows from Operating Activities:
    Net income (loss)                                                             $     84,520       $   (119,798)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
      Deferred income taxes                                                            (78,533)            38,180
      Provision for loan losses                                                        100,000             36,000
      Provision for depreciation and amortization                                      127,977             87,711
      Securities (gain) loss                                                           (13,311)             4,810
      (Increase) in interest receivable                                               (176,099)          (169,198)
      Decrease (increase) in other assets                                              131,544           (210,778)
      Increase in other liabilities                                                    526,943            249,931
                                                                                  -------------------------------
   Net cash provided (used) by operating activities                                    703,041            (83,142)
                                                                                  -------------------------------
 Cash Flows from Investing Activities:
     Purchase of investment securities held to maturity                               (250,000)           -
     Proceeds from calls and maturity of held to maturity securities                 2,168,951          1,514,611
     Purchase of investment securities available for sale                           (9,863,209)        (5,519,671)
     Proceeds from calls and maturities of available for sale securities             2,200,000          1,750,000
     Proceeds from sale of available for sale securities                               501,875            -
     Net (increase) in loans                                                       (13,405,225)        (8,935,473)
     Acquisition of minority interest                                                  -                 (144,414)
     Capital expenditures                                                           (1,340,055)        (1,272,837)
                                                                                  -------------------------------
   Net cash (used) in investing activities                                         (19,987,663)       (12,607,784)
                                                                                  -------------------------------
 Cash Flows from Financing Activities:
     Net increase in demand deposits, NOW accounts
       and savings accounts                                                          4,282,036          2,204,082
     Net increase in certificates of deposit                                        16,882,921         10,302,977
     Net increase in securities sold under repurchase agreements                       175,000
     Proceeds from long-term debt                                                      -                3,450,000
     Issue common stock                                                                794,650            432,740
     Stock issuance costs                                                              -                 (157,253)
                                                                                  -------------------------------
    Net cash provided by financing activities                                       22,134,607         16,232,546
                                                                                  -------------------------------
 Increase in cash and cash equivalents                                               2,849,985          3,541,620
 Cash and cash equivalents beginning of year                                         6,367,968          2,826,348
                                                                                  -------------------------------
 Cash and cash equivalents end of year (note 1)                                   $  9,217,953       $  6,367,968
                                                                                  ===============================

 Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest                                                                   $  2,025,438       $    912,753
                                                                                  ===============================
       Income taxes                                                               $       -          $      4,177
                                                                                  ===============================

          See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


1.  Summary of Significant Accounting Policies

    The accounting policies of Volunteer Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the significant policies.

    a.   Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary, Citizens Bank of East Tennessee, formerly known as Citizens Bank of Sneedville, (the Bank), of which the Company owns 133,300 (100.0%) shares of the Bank's 133,300 issued and outstanding shares of voting common stock at December 31, 1996 and 1995, respectively. During 1995, the Company acquired 5,970 additional shares of Bank stock from minority stockholders resulting in minority interest decreasing from 4.48% to zero at December 31, 1995. All material inter-company accounts and transactions have been eliminated in consolidation.

    b.   Investment Securities

         Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, trading securities, and securities available for sale.

         Classification of a debt security as held to maturity is based on the Company's positive intent and ability to hold such security to maturity. Securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to market and the amount of the write-down is included in earnings.

         Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities, which are valued at market with unrealized gains and losses included in earnings. Gains or losses on sales and adjustments to market value of trading account securities are included in non-interest income in the income statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


         Securities classified as available for sale are reported at market value with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of stockholders equity and include all securities not classified as trading account securities or securities held to maturity. These include securities used as part of the Company's asset/liability strategy which may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase regulatory capital, and other similar factors. Gains or losses on sale of securities available for sale are recognized at the time of sale, based upon specific identification of the security sold, and are included in non-interest income in the income statements.


         Interest income on investments is computed on the par value of the outstanding investment. Amortization of discounts and accretion of premiums is recorded as an adjustment to interest income utilizing the effective yield method.

    c.   Loans, Less Allowance for Possible Loan Losses

         Statement of Financial Accounting Standards (SFAS) No. 114,
         "Accounting By Creditors For Impairment Of A Loan," as amended by SFAS No. 118, "Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures" state that an impaired loan is generally any loan, excluding certain homogeneous small balance credits such as credit card indebtedness, that is not performing in accordance with its contractual terms. SFAS No. 114 requires that impairment on a loan be measured by the difference between carrying value and the present value of expected future cash flows discounted at the loan'ss effective interest rate, the loan's observable market price, or the collateral's value if the loan is collateral dependent. The amount of a loan's impairment or changes therein require charges to earnings. SFAS
         No. 118 allows a creditor to use existing methods for the recognition of interest income on an impaired loan.

         Loans are stated at the principal amount outstanding reduced by unearned interest and an allowance for loan losses. Unearned interest on loans, which relates principally to installment loans, is recognized by the sum of the months' digits method, which, in the current case, approximates the level yield method. Interest on all other loans is computed on the outstanding loan balance.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


         The allowance method is used by the Company to provide for possible loan losses. Accordingly, all loan losses are charged to the allowance for possible loan losses and all recoveries are credited to it. Loans are charged against the allowance when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is the amount management considers necessary to bring the allowance to an adequate level based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for possible loan losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.

         Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful.

    d.   Loan Fees

         Loan fees are credited to income at the time of loan origination. Direct origination costs for loans are charged to expenses when incurred. The results of using this accounting method do not differ materially from generally accepted accounting principles requiring the use of the level interest yield method.

    e.   Premises and equipment

         Premises and equipment are stated at cost. Depreciation is computed primarily by the straight line method over the estimated useful lives of the related assets. Gain or loss on items retired or otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

         Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

    f.   Other Real Estate

         Real estate acquired in foreclosure or in settlement of debt or repossessed in substance is carried at the lower of cost or fair market value less estimated costs to sell. Fair market value at the time of foreclosure or settlement of debt is based on a current appraisal of the property. Any reduction in carrying value to fair market value at the time the property is acquired is accounted

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


         for as a loan loss. Management evaluates the fair market value of individual properties in other real estate periodically and any subsequent write-downs of the carrying value of the properties are charged to losses on other real estate and credited directly to the carrying value of individual properties.

         If an individual property is in condition for use or sale at the time of foreclosure, any subsequent holding costs are included in expense as incurred. If an individual property is not in condition for use or sale at the time of foreclosure, completion and holding costs are capitalized until the property is in condition for use or sale.

         All legal fees and other direct costs incurred in foreclosure are expensed as incurred.

    g.   Income Taxes

         The Company reports taxable income utilizing the cash method of accounting whereby expenses are recognized when paid and income is recognized when received. Deferred income taxes are provided on all significant timing differences between income determined for financial and tax reporting purposes principally related to the methods used to report income and expenses, depreciation, and the provision for possible loan losses.

         The Company and the Bank file consolidated income tax returns. Therefore, the provision arising from the operations of the Bank is payable to the Company as the amounts are utilized in the consolidated income tax returns. The amount due the Company at December 31, 1996 and 1995 was approximately $120,000 and $7,800, respectively.

    h.   Goodwill

         The Company's acquisition during 1995 and 1994 of 18,360 shares of subsidiary Bank stock held by minority shareholders of Bank was accounted for by the purchase method of accounting and resulted in the recording of goodwill in the amount of $261,226. Total costs for the 18,360 shares amounted to $559,306. Goodwill represents the excess cost over the fair value of the assets acquired of the subsidiary and is being amortized on the straight-line method over a 15 year life.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    i.   Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.


                                                     1996             1995
                                                     ----             ----
                 Cash and due from banks          $2,771,810       $2,588,055
                 Federal funds sold                6,446,143        3,779,913
                                                  ---------------------------
                                                  $9,217,953       $6,367,968
                                                  ===========================

    j.   Advertising Cost

         All advertising costs are expensed when incurred. Other advertising expense was $66,767 and $71,569 for the years ended December 31, 1996 and 1995, respectively. There was no direct-response advertising costs incurred for 1996 or 1995.

    k.   Risk Factors

         The Company's operations are affected by various risk factors, including interest-rate risk, credit risk, and risk from geographic concentrations of lending activities. Management attempts to manage interest-rate risk through various asset/liability management techniques designed to match maturities of assets and liabilities. Loan policies and administration are designed to provide assurance that loans will only be granted to credit- worthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Company. In addition, most of the Company's lending activities are within the geographic area where it is located. As a result, the Company and its borrowers may be vulnerable to the consequences of changes in the local economy.

    l.   Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         The determination of the allowance for loan losses is a material estimate that is particularly susceptible to material change. While management uses available information to recognize losses on loans, further reductions in the carrying amount of loans may be necessary based on

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


         changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgements about information available to them at the time of their examination.

2.  Investment Securities

    On November 30, 1995, the Company transferred debt securities with an amortized cost of $2,830,000 from "securities held to maturity" to "securities available for sale." The transfer was accomplished under a special one-time Financial Accounting Standards Board interpretation of SFAS No. 115. Essentially, such provision permitted entities to reconsider their original allocations under SFAS No. 115 and make appropriate adjustments if such adjustments or transfers were accomplished on or before December 31, 1995 without the risk of tainting securities which remain or future decisions to place securities in the held to maturity category. Without such a special provision the foregoing transfer would call into question the Company's original intent to hold remaining or place subsequently acquired securities into the held to maturity category. The transfer resulted in an increase in the unrealized gain on securities available for sale, included as a component of stockholders equity, of $31,050 net of applicable deferred taxes.

    The carrying value of investment securities classified as available for sale at December 31, are as follows:


                                                                     Available for Sale
                                               --------------------------------------------------------------
                                                                     December 31, 1996
                                                                     -----------------

                                                                    Gross          Gross
                                                 Amortized       Unrealized     Unrealized       Carrying
                                                    Cost            Gains         Losses           Value
                                                    ----            -----         ------           -----
 Securities of U.S. Treasury                     $ 4,382,998        $38,182      $ (10,884)      $ 4,410,296

 Securities of U.S. Government
 agencies                                          9,116,318         10,597       (121,448)        9,005,467

 Obligations of states and political
 subdivisions                                        100,000          3,130           -              103,130
                                                 -----------------------------------------------------------
                                                 $13,599,316        $51,909      $(132,332)      $13,518,893
                                                 ===========================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

                                                                     Available for Sale
                                               --------------------------------------------------------------
                                                                     December 31, 1995
                                                                     -----------------

                                                                    Gross          Gross
                                                 Amortized       Unrealized     Unrealized       Carrying
                                                    Cost            Gains         Losses           Value
                                                    ----            -----         ------           -----
 Securities of U.S. Treasury                      $4,624,993       $ 87,329        $(3,041)       $4,709,281

 Securities of U.S. Government
 agencies                                          1,974,678         20,240           (102)        1,994,816

                                                  ----------------------------------------------------------
                                                  $6,599,671       $107,569        $(3,143)       $6,704,097
                                                  ==========================================================

    The amortized cost and approximate market value of investment securities classified as held to maturity at December 31, follows:


                                                                       Held to Maturity
                                                    ------------------------------------------------------
                                                                      December 31, 1996
                                                                      -----------------
                                                                      Gross          Gross        Estimated
                                                   Amortized       Unrealized     Unrealized        Market
                                                      Cost            Gains         Losses          Value
                                                      ----            -----         ------          -----
 Securities of U.S. Government agencies             $1,603,847         $9,264       $(16,955)     $1,596,156
                                                    ========================================================


                                                                       Held to Maturity
                                                    ------------------------------------------------------
                                                                      December 31, 1995
                                                                      -----------------
                                                                      Gross          Gross        Estimated
                                                   Amortized       Unrealized     Unrealized        Market
                                                      Cost            Gains         Losses          Value
                                                      ----            -----         ------          -----
 Securities of U.S. Government agencies             $3,522,798        $21,884       $(63,516)     $3,481,166
                                                    ========================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

    The components of the net unrealized (loss) gain on investment securities available for sale at December 31, recorded as a component of stockholders' equity are as follows:

                                                                      1996           1995
                                                                      ----           ----
                    Gross unrealized gains                        $   51,909       $107,569
                    Gross unrealized losses                         (132,332)        (3,143)
                                                                  -------------------------
                     Gross unrealized (loss) gain, net               (80,423)       104,426

                    Deferred tax effect                               30,561        (39,640)
                                                                  -------------------------
                    Net unrealized (loss) gain                    $  (49,862)      $ 64,786
                                                                  =========================


    The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Available for Sale              Held to maturity
                                              ------------------              ----------------
                                                           Estimated                         Estimated
                                         Amortized          Market          Amortized         Market
                                           Cost             Value             Cost            Value
                                           ----             -----             ----            -----
Due in one year or less                 $   748,130      $   754,075       $  250,279       $  251,279
Due after one year and through
   five years                             5,679,966        5,697,108        1,000,611          987,367

Due after five years and through
   ten years                              7,171,220        7,067,710          200,000          196,320

Due after ten years                            -                -             152,957          161,190
                                        --------------------------------------------------------------
                                        $13,599,316      $13,518,893       $1,603,847       $1,596,156
                                        ==============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    The following table presents the gross realized gains and losses on investment securities transactions for the years ended December 31, 1996 and 1995.


                                               Realized gains                   Realized Losses
                                           ---------------------             ---------------------
                                           1996             1995             1996             1995
                                           ----             ----             ----             ----
Available for sale securities             $13,311           -                -                  -

Held to maturity securities                  -              -                -                (4,810)
                                          ----------------------------------------------------------
                                          $13,311   $       -             $  -               $(4,810)
                                          ==========================================================


    At December 31, 1996 a net gain of $13,311 was realized , or a gain of $8,258 net of a tax expense of $5,053. At December 31, 1995, net losses of $4,810 were realized, or a loss of $2,984 net of applicable tax benefits of $1,826.


    Investment securities with amortized cost of approximately $6,802,000 and market value of approximately $6,760,975 at December 31, 1996 were pledged to secure public deposits and for other purposes required or permitted by law. In 1995, investment securities with amortized cost of approximately $4,127,000 and market value of approximately $4,108,000 were pledged.

    At December 31, 1996, the Bank had two Federal Home Loan Bank (FHLB) debt securities which are defined as being derivatives. Pertinent facts of each security are as follows:

         FHLB inverse floater, $250,000 par, final maturity September 2, 1998 was purchased on September 2, 1993 at par. The interest rate was fixed at 6.25% until September 9, 1994 at which time it is adjusted quarterly at 10% minus the three month dollar London Interbank Offered Rate (LIBOR) with a 10% cap and a -0-% floor. It is callable on any quarterly interest payment date at 100. The interest rate at December 31, 1996 was 4.5% and the approximate market value was $250,000. The interest rate at December 31, 1995 was 4.06% and the approximate market value was $228,458.

         FHLB inverse floater, $250,000 par, final maturity September 29, 1998 was purchased on September 29, 1993 at par. The interest rate was fixed at 6.25% until September 29, 1994 at which time it is adjusted quarterly at 10.5% minus the three month dollar LIBOR with an 8.25% cap and a -0-% floor. It is callable on any quarterly interest payment date at 100. The interest rate at December 31, 1996 was 4.949% and the approximate market value was $243,800. The interest rate at December 31, 1995 was 3.26% and the approximate market value was $221,855.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    Management has elected, based upon its intent and ability, to hold these derivative securities to maturity. These inverse floaters were acquired by prior management because of their then attractive yields with the expectation that interest rates would remain stable or continue falling.

    SFAS No. 119 entitled "Disclosure about Derivative Financial Instruments and Fair Value of Financial instruments" is effective, with respect to the Company, December 15, 1995. The adoption of SFAS No. 119 had no material impact on the Company's results of operations, financial position or liquidity.

3.  Loans and Allowances for Possible Loan Losses

    The Bank makes commercial, consumer, and real estate loans to its customers, located principally within the Bank's primary markets, which consists of Hancock, Hawkins and surrounding counties. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions within its primary markets.

    Loans are either secured or unsecured based upon the financial condition of the borrower. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrower; however, the Bank is exposed to risk of loss on loans due to a borrower's difficulties, which may arise from any number of factors including problems within the respective industry or economic conditions, including those within the Bank's primary market.

    Loans, less allowance for possible loan losses at December 31, are summarized as follows:


                                                             1996               1995
                                                             ----               ----
          Commercial, financial and agricultural          $ 4,000,113       $ 2,399,193

          Real estate - construction                        3,213,578           826,500

          Real estate - mortgage                           20,184,713        13,472,330

          Consumer                                          7,853,323         5,272,050

          Other                                               345,218           240,978
                                                          -----------------------------
                                                           35,596,945        22,211,051

          Less unearned interest                              259,685           235,382
                                                          -----------------------------
                                                           35,337,260        21,975,669

          Less allowance for possible loan losses             457,432           401,066
                                                          -----------------------------
                                                          $34,879,828       $21,574,603
                                                          =============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    Loans at December 31, 1996 are scheduled to mature as follows:

                            Commercial,
                            Financial &     Real Estate       Real Estate
                           Agricultural     Construction       Mortgage         Consumer          Other
                           -------------    ------------       --------        -----------      ---------
    One year  or less        $3,010,464      $3,187,255        $7,412,941      $2,613,386         $162,337
    After one through
      five years                989,649          26,323         9,275,458       5,111,457          176,364
    After five years
      through ten
    years                          -               -              953,320         128,480            6,517
    After ten years                -               -            2,542,994            -                -
                             -----------------------------------------------------------------------------
    Total                    $4,000,113      $3,213,578       $20,184,713      $7,853,323         $345,218
                             =============================================================================

    At December 31, 1996, fixed and variable rate loans were as follows:

                     Fixed rate loans                         $25,785,758
                     Variable rate loans                        9,811,187
                                                              -----------
                                                              $35,596,945
                                                              ===========

    Non-performing assets at December 31, were as follows:

                                                                        1996             1995
                                                                        ----             ----
          Loans past due over 90 days                                $  84,007         $   2,341
          Non-accrual loans                                             97,919           136,301
          Other real estate owned                                       82,846            15,160
                                                                     ---------------------------
                                                                     $ 264,772         $ 153,802
                                                                     ===========================

    Foregone interest income on the above non-accrual loans was $5,902 and $7,675 at December 31, 1996 and 1995, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



    At December 31, 1996 and 1995, the Bank had loans to its executive officers, directors and their affiliates of $466,927 and $433,217, respectively. At December 31, 1996 and 1995, the Bank had commitments to extend credit to its executive officers, directors and their affiliates of $1,298,120 and $1,477,554, respectively. All such loans and commitments were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. An analysis of related party loans from January 1 to December 31 is as follows:

                                                                           1996              1995
                                                                           ----              ----
                Balance January 1                                       $ 433,217         $  98,214
                Payments received                                        (242,037)         (126,424)
                Advances made                                             275,747           461,427
                                                                        ---------------------------
                Balance December 31                                     $ 466,927         $ 433,217
                                                                        ===========================

    Transactions in the allowance for possible loan losses of the Bank for the years ended December 31, are summarized as follows:

                                                                           1996              1995
                                                                           ----              ----
                Balance - beginning of year                             $ 401,066         $ 419,170
                Provisions charged to operating expense                   100,000            36,000
                Loans charged-off                                         (79,228)          (74,169)
                Recoveries                                                 35,594            20,065
                                                                        ---------------------------
                Balance - end of year                                   $ 457,432         $ 401,066
                                                                        ===========================

    The Bank adopted SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan" as amended by SFAS No. 118, as of January 1, 1995. As of December 31, 1996 and 1995, the Bank's recorded investment in impaired loans and disclosures related thereto were not material.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


4.  Premises and Equipment, Net

    The detail of premises and equipment, net at December 31, is as follows:

                                                                              1996              1995
                                                                              ----              ----
                Land                                                       $  162,637        $  162,637
                Buildings                                                     941,133           937,845
                Furniture and equipment                                       679,516           658,835
                Construction in progress                                    1,825,639           509,553
                                                                           ----------------------------
                                                                            3,608,925         2,268,870
                Less accumulated depreciation                                 391,861           281,767
                                                                           ----------------------------
                                                                           $3,217,064        $1,987,103
                                                                           ============================

    Depreciation related to premises and equipment for the years ended December 31, 1996 and 1995 was $110,094 and $69,828, respectively.

    The Bank leases its loan production office and Rogersville Branch on an annual basis. Total rental expense for these locations was $20,000 and $17,770 for December 31, 1996 and 1995, respectively.

    Construction in progress at December 31, 1996 consists of costs incurred to date for land acquisition, site preparation and general construction costs for a permanent office in Rogersville, Tennessee.

5.  Deposits

    Deposits at December 31, are summarized as follows:

                                                                                1996             1995
                                                                                ----             ----
                Demand deposits                                             $ 7,900,466       $ 6,540,778
                NOW and money market accounts                                11,150,876         9,197,824
                Savings                                                       1,860,585         1,175,345
                Individual retirement accounts                                1,608,520         1,324,464
                Certificates of deposits - under $100,000                    24,507,417        13,448,201
                Certificates of deposits - over $100,000                      8,649,267         2,825,562
                                                                             ----------------------------
                                                                            $55,677,131       $34,512,174
                                                                             ============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    The amounts and scheduled maturities of certificate accounts at December 31, are as follows:

                                                             1996              1995
                                                             ----              ----
                Within one year                          $31,085,189        $14,910,874
                After one but within two years             1,650,146             77,313
                After two but within three years             421,349            585,576
                                                         ------------------------------
                                                         $33,156,684        $16,273,763
                                                         ==============================

    Demand deposits reclassified as loans (overdrafts) aggregated approximately $3,600 and $1,900 at December 31, 1996 and 1995, respectively.

    Deposits of executive officers, directors and their affiliates aggregated approximately $1,342,000 and $659,000 at December 31, 1996 and 1995,
    respectively.

6.  Long-term debt

    The Company's long-term debt consists of a single note payable in the amount of $3,450,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 1996 the rate on the note was 8.25% per annum. Principal is payable annually commencing January 31, 1997 and each January 31 thereafter as follows:


                          January 31,         Principal Due
                          -----------         -------------
                             1997             $    185,000
                             1998                  220,000
                             1999                  255,000
                             2000                  295,000
                             2001                  325,000
                             2002                  360,000
                             2003                  395,000
                             2004                  435,000
                             2005                  470,000
                     2006 (final Maturity)         510,000
                                              ------------
                                              $  3,450,000
                                              ============


    The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


7.  Non-Interest Expenses

    The major components of other non-interest expense at December 31, are summarized as follows:

                                                                                1996             1995
                                                                                ----             ----
        Directors fees                                                       $ 48,600         $ 47,700
        Advertising                                                            66,767           71,569
        FDIC insurance                                                          2,000           25,391
        Office supplies                                                        30,165           95,618
        Professional services                                                  85,164           29,112
        Telephone expense                                                      29,372           26,397
        Postage and courier                                                    48,569           31,911
        Other                                                                 191,524          112,784
                                                                             -------------------------
          Total other non-interest expense                                   $502,161         $440,482
                                                                             =========================

    The increase in salaries and employee benefits, occupancy expense, furniture and equipment expenses and other non- interest expense for 1996 is due primarily to the increased costs associated with operating and fully staffing two branch facilities in Hawkins County which became operational during 1995.

8.  Income Taxes

    The components of income tax expense (benefit) are as follows:

                                                                     1996           1995
                                                                     ----           ----
                   Current                                        $ 132,856      $(124,538)
                   Deferred                                         (78,533)        38,180
                                                                  ------------------------
                                                                  $  54,323      $ (86,358)
                                                                  ========================

    The sources of deferred income taxes and the tax effect of each are as follows:

                                                                     1996           1995
                                                                     ----           ----
                   Accrual to cash conversion                     $(82,961)      $ 25,057
                   Provision for loan losses                       (21,397)         6,873
                   Accelerated depreciation                         12,067         20,008
                   State tax loss carryover                         16,274        (16,274)
                   Other, net                                       (2,516)         2,516
                                                                  -----------------------
                                                                  $(78,533)      $ 38,180
                                                                  =======================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    A reconciliation of the provision for income taxes as shown in the statements of earnings with that which would be computed by applying the statutory Federal income tax rate of 34 percent to income before income taxes is as follows:

                                                                           1996           1995
                                                                           ----           ----
             Tax expense  (benefit) at statutory rate                     $47,207       $(70,093)
             Increase (decrease) in taxes resulting from:
               Tax-exempt interest                                         (6,601)        (7,851)
               Amortization of goodwill                                     6,080          6,080
               State income taxes net of
                  Federal income tax                                        6,236         (7,444)
                Rate differential in net operating loss
                  carryback year                                             -            (7,854)
               Other, net                                                   1,401            804
                                                                          ----------------------
                                                                          $54,323       $(86,358)
                                                                          ======================

    The components of the net deferred tax liability recognized by the Company at December 31, are as follows:

                                                                           1996           1995
                                                                           ----           ----
             Deferred tax liabilities:
               Accrual to cash conversion                                $(17,195)     $(100,156)
               Allowances for loan losses                                    -           (14,307)
               Unrealized gain on securities available for sale              -           (39,640)
               Accumulated depreciation                                   (30,839)       (18,772)
              Other, net                                                     -            (2,516)
                                                                         -----------------------
                    Total liabilities                                     (48,034)      (175,391)
                                                                         -----------------------
             Deferred tax assets:
               Allowances for loan losses                                   7,090           -
               Unrealized loss on securities available for sale            30,561           -
               State tax net operating loss carryover                        -            16,274
                                                                         -----------------------
                     Total assets                                          37,651         16,274
                                                                         -----------------------
             Net deferred tax liability                                  $(10,383)     $(159,117)
                                                                         =======================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


9.  Commitments and Contingencies

    In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying balance sheet. The commitments and contingent liabilities may include various guarantees, commitments to extend credit, standby letters of credit, and litigation. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on- balance-sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire within one year with some having automatic one year renewals cancelable by the Company. The credit risk in issuing letters of credit is essentially the same as that involved in extending loans to customers.

    The following table summaries the Company's significant commitments and contingent liabilities at December 31:

                                                                    1996             1995
                                                                    ----             ----
        Commitments to extend credit                             $4,004,362       $1,639,422
        Standby letters of credit                                   170,000           58,000
                                                                 ---------------------------
                                                                 $4,174,362       $1,697,422
                                                                 ===========================


    In the opinion of management, no material adverse effect on the financial position of the Company and its subsidiary is anticipated as a result of these items.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



10. Restricted Cash

    The Bank is required to maintain a minimum cash reserve with the Federal Reserve Bank and/or in vault cash. The minimum requirement at December 31, 1996 and 1995 was $213,000 and $113,000, respectively.

11. Stockholder's Equity

    The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The Bank is prohibited from paying any dividends, other than to service the parent company indebtedness, for two years from the opening of branches in Rogersville and Church Hill, Tennessee (opened during 1995) without the prior written approval of the Commissioner of Financial Institution for the State of Tennessee. At December 31, 1996, the Bank had approximately $1,429,336 tangible capital in excess of the 8% Tier I leverage capital required to be maintained by State bank regulators during the three years subsequent to beginning operations in Hawkins County, Tennessee. Such excess tangible capital may be used to pay dividends from the Bank without prior regulatory approval but only if necessary to service parent company indebtedness in accordance with the terms of such indebtedness (note 6).

12. Regulatory Matters

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require a bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weights, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based, and total risk-based ratios as set forth in the table. The Bank's actual capital amounts and ratios, at December 31, are also presented in the tables below.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

                                                          December 31, 1996
                                              -------------------------------------------
                                      Capital Adequacy                      Prompt Corrective Action
                          --------------------------------------       ----------------------------------
                               Required              Actual               Required              Actual
                               --------              ------               --------              ------

                           Amount    Ratio     Amount       Ratio      Amount    Ratio    Amount      Ratio
                           ------    -----     ------       -----      ------    -----    -------     -----
 Tier I Capital (to
   average assets)          $2,431   4.00%     $6,488       10.66%     $2,431    4.00%    $6,488      10.66%
                            ======   =====      ======      ======     ======    =====    ======      ======

 Tier I Capital (to risk-
   weighted assets)         $1,483   4.00%     $6,488       17.50%     $1,483    4.00%    $6,488      17.50%
                            ======   =====     ======       ======     ======    =====    ======      ======
 Total Capital (to risk-
   weighted assets)         $2,965   8.00%     $6,945       18.74%     $2,965    8.00%    $6,945      18.74%
                            ======   =====     ======       ======     ======    =====    ======      ======

                                                          December 31, 1995
                                             -------------------------------------------
                                     Capital Adequacy                       Prompt Corrective Action
                           --------------------------------------       ----------------------------------

                               Required              Actual               Required              Actual
                               --------              ------               --------              ------
                           Amount    Ratio     Amount       Ratio      Amount    Ratio     Amount     Ratio
                           ------    -----     ------       -----      ------    -----     ------     -----
 Tier I Capital (to
   average assets)          $1,486   4.00%       $5,662    15.24%       $1,486   4.00%      $5,662    15.24%
                            ======   =====       ======    ======       ======   =====      ======    ======

 Tier I Capital (to risk-
   weighted assets)         $  952   4.00%       $5,662    23.79%        $ 952   4.00%      $5,662    23.79%
                            ======   =====       ======    ======        =====   =====      ======    ======

 Total Capital (to risk-
   weighted assets)         $1,904   8.00%       $5,961    25.04%       $1,904   8.00%      $5,961    25.04%
                            ======   =====       ======    ======       ======   =====      ======    ======


    Bases solely upon the foregoing ratios the Bank would be considered "well capitalized" within applicable Federal banking regulatory guidelines.

    In addition, the Bank has committed to State banking regulators, in connection with the approval to open branches during 1995 in Rogersville and Church Hill, Tennessee that it would, among other things, maintain a Tier I capital plus loan loss reserve to asset ratio of not less than 10% during the first three years after approval. This condition was modified by State banking regulators on September 19, 1996 to require the Bank to maintain a Tier I leverage ratio of no less than 8% for the three years subsequent to commencing operation in Hawkins County, Tennessee. The actual Tier I leverage ratio maintained by the Bank was 10.26% and 14.05% on an end of period basis at

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    December 31, 1996 and 1995, respectively. The actual tangible capital maintained by the Bank at December 31, 1996 and 1995 after the Rogersville and Church Hill branches were opened was $6,488 and $5,662 million, respectively, which was consistent with the approval regarding opening the branches.

    The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis. The Company has committed to State banking regulators that it would raise an additional $1 million of equity capital by October 28, 1996. At October 28, 1996 the Company had raised $1,070,137.

    Management believes, as of December 31, 1996, that the Bank and Company meet all capital requirements to which they are subject and that they are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

13. Condensed Financial Information

    Following is condensed financial information of Volunteer Bancorp, Inc. (parent company only):

                                                 Condensed Balance Sheets
                                                 ------------------------
                                                                                               December 31
                                                                                         ----------------------
                                                                                         1996             1995
                                                                                         ----             ----
             Assets:
             -------
              Cash                                                                   $   97,948      $   73,988
              Investment in subsidiary                                                6,437,266       5,726,092
              Goodwill                                                                  220,675         238,558
              Deferred income taxes                                                      18,308          25,900
              Refundable income taxes                                                      -             61,800
              Tax benefit receivable                                                    120,937           7,754
                                                                                     --------------------------
                                                                                     $6,895,134      $6,134,092
                                                                                     ==========================

             Liabilities and stockholders' equity
             ------------------------------------
              Long-term debt                                                         $3,450,000      $3,450,000
              Accrued interest payable                                                   48,226          51,706
              Stockholders' equity                                                    3,396,908       2,632,386
                                                                                     --------------------------
                                                                                     $6,895,134      $6,134,092
                                                                                     ==========================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

                                  Condensed Statement of Earnings
                                  -------------------------------
                                                                              Years Ended December 31
                                                                              -----------------------
                                                                               1996             1995
                                                                               ----             ----
    Income:
       Dividends from subsidiary                                               $  292,795       $  20,757
                                                                               --------------------------
    Expenses:
       Interest                                                                   289,321         212,060
       Professional services                                                       66,950           4,001
       Other expenses                                                              10,123          12,195
                                                                               --------------------------
          Total expense                                                           366,394         228,256
                                                                               --------------------------
       (Loss) before tax benefit and equity  in
             undistributed subsidiary income                                      (73,599)       (207,499)
       Tax benefit                                                                132,297          87,701
       Equity in undistributed subsidiary income                                   25,822            -
                                                                               --------------------------
          Net income (loss)                                                    $   84,520       $(119,798)
                                                                               ==========================





                                  Condensed Statement of Cash Flows
                                  ---------------------------------
                                                                               Years Ended December 31
                                                                              -------------------------
                                                                               1996              1995
                                                                               ----              ----
    Operating Activities:
       Net income (loss)                                                       $  84,520         $  (119,798)
       Adjustment to reconcile net income to net cash
          provided by operating activities:
       Equity in undistributed subsidiary earnings                               (25,822)              -
       Deferred income taxes                                                       7,592             (25,900)
       Amortization                                                               17,883              17,883
       (Increase)  in other assets                                               (51,383)            (29,960)
      (Decrease) increase  in other liabilities                                   (3,480)             51,706
                                                                               -----------------------------
       Net cash provided (used) by operating activities                           29,310            (106,069)
                                                                               -----------------------------
    Investing activities:
       Capital contribution to subsidiary bank                                  (800,000)         (3,600,000)
       Dividends received in excess of subsidiary earnings                             -             138,564
       Acquisition of minority interest                                                -            (144,414)
                                                                               -----------------------------
       Net cash (used) by investing activities                                  (800,000)         (3,605,850)
                                                                               -----------------------------
    Financing activities:
       Proceeds from note payable                                                      -           3,450,000
       Issue common stock, net of issuance costs                                 794,650             275,487
                                                                               -----------------------------
       Net cash provided by financing activities                                 794,650           3,725,487
                                                                               -----------------------------
    Change in cash and equivalents                                                23,960              13,568
    Cash and equivalents - beginning                                              73,988              60,420
                                                                               -----------------------------
    Cash and equivalents - ending                                              $  97,948         $    73,988
                                                                               =============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


    The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow for the Company, to pay dividends and service Company debt, are dividends from its banking subsidiary. There are statutory and regulatory limitations on the payment of dividends from banking subsidiaries to their parent companies as well as statutory and regulatory restrictions on the payment of dividends by the Company (note 11 and 12).

14. Stock Split

    During 1995, the Board of Directors approved a stock restructuring increasing the shares authorized to 1,000,000 and reducing the par value to one cent per share. Immediately thereafter, existing common $1 par value shares were exchanged for 300 new $0.01 par value shares rounded up to the nearest whole share. The restructuring had no effect on net stockholders' equity of the Company.


15. Fair Value of Financial Instruments

    The fair value of financial instruments at December 31, are as follows:


                                                  1996                                  1995
                                                  ----                                  ----

                                       Carrying             Fair             Carrying             Fair
                                        Value              Value              Value              Value
                                        -----              -----              -----              -----
Financial assets:
    Cash and due from banks           $ 2,771,810        $ 2,771,810        $ 2,588,055        $ 2,588,055

    Federal funds sold                  6,446,143          6,446,143          3,779,913          3,779,913
    Investment securities:

       Derivatives                        500,000            493,000            500,000            450,313

       All others                      14,622,740         14,622,049          9,726,895          9,734,950
                                      --------------------------------------------------------------------
         Total investment
           securities                  15,122,740         15,115,049         10,226,895         10,185,263
                                      --------------------------------------------------------------------
    Loans, net                         34,879,828         34,644,611         21,574,603         21,566,860
                                      --------------------------------------------------------------------
                                      $59,220,521        $58,977,613        $38,169,466        $38,120,091
                                      ====================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

                                                  1996                                  1995
                                                  ----                                  ----

                                       Carrying             Fair             Carrying             Fair
                                        Value              Value              Value              Value
                                        -----              -----              -----              -----
Financial liabilities:
    Deposits                           $55,677,131        $55,759,105        $34,512,174        $34,581,064

    Securities sold under
      repurchase agreements                175,000            175,000               -                  -

    Long-term debt                       3,450,000          3,450,000          3,450,000          3,450,000
                                       --------------------------------------------------------------------
                                       $59,302,131        $59,384,105        $37,962,174        $38,031,064
                                       ====================================================================
Unrecognized financial
       instruments:

    Commitments to extend
        credit                         $      -           $      -           $      -           $      -

    Standby letters of credit          $      -           $      -           $      -           $      -
                                       --------------------------------------------------------------------
                                       $      -           $      -           $      -           $      -
                                       ====================================================================

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

         Cash and Federal funds sold:
             For these short-term instruments, the carrying value is a reasonable estimate of fair value.

         Investments:
             Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans, net
             The fair value of fixed rate loans is estimated by discounting expected future cash flows using current rates at which similar fixed rate loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying value of variable rate loans is assumed to approximate fair value.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


         Deposits:
             The fair value of demand deposits, savings accounts and NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-rate-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities using a discounted cash flow method.

         Securities sold under repurchase agreements:
             The fair value of fixed-rate term securities sold under repurchase agreements is estimated using the rates currently in effect offered for repurchase agreements of similar remaining maturities using a discounted cash flow method.

         Long-term debt:
             Rates currently available to the Company for debt with similar terms and maturities are used to estimate fair value of existing debt using a discounted cash flow method.

         Commitments to extend credit and standby letters of credit:
             The fair value of commitments is estimated by considering the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also considers current level of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements. For this caption, the "carrying amount" represents the accrual or deferred income (fees) arising from the related unrecognized financial instruments.

16.  Profit-Sharing Plan

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

     The Board of Directors has discretion in establishing the amount of the Bank's contributions to the plan, if any. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $9,500 per year. The participants are fully vested in any voluntary contributions they make. The Bank did not made any contributions to the plan for the year ended December 31, 1996 and 1995.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



17. Securities Sold Under Repurchase Agreements

    At December 31, 1996, the book value of the securities sold under repurchase agreements, including accrued interest, was $488,854. The maximum amount outstanding during 1996 was $428,804. The daily average of outstanding agreements during 1996 was $315,006. The securities underlying the agreements are maintained under the Bank's control.

18. Reclassification

    Certain reclassifications have been made to the December 31, 1995 financial statements in order to conform with the presentation of the December 31, 1996 financial statements.

19. Impact of Recently Issued Accounting Standards

    The Financial Accounting Standards Board recently issued SFAS No. 123 entitled "Accounting for Stock Based Compensation." The statement is generally effective for financial statements issued for years beginning after December 15, 1995. The Statement establishes a fair-value based method of accounting for stock based compensation plans and similar arrangements and a fair-value basis for measuring transactions in which an entity acquires goods or services from non-employees utilizing entity stock or similar equity instruments. The Company does not currently employ stock based compensation plans or similar arrangements. The adoption of SFAS No. 123 did not have any impact upon the financial position or results of operations of the Company.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"), on May 12, 1995. SFAS No. 122 provides guidance for recognition of mortgage servicing rights ("MSR") as an asset when a mortgage loan is sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. This eliminates the previously existing accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Impairment of the recorded MSR is to be measured periodically using a current fair value approach applied to each stratum of the disaggregated mortgage-servicing portfolio. Provisions of SFAS No. 122 were effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 122 did not have a material impact upon the financial position or results of operations of the Company.

    SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and the Extinguishment of Liabilities," establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash and other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS No.125 is generally effective for transactions occurring after December 31, 1996 and should be applied on a prospective basis. This statement

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


      supercedes SFAS No. 122 and itself amends various previous pronouncements of the Financial Accounting Standards Board. Adoption by the Company on January 1, 1997 is not expected to have a material impact upon the Company's earnings or financial position.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 addresses situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets, identified intangibles and goodwill related to those assets. This Statement is effective for fiscal years beginning after December 31, 1995. The adoption of SFAS No. 121 did not have a material impact upon the financial position or results of operation of the Company.

20.   Selected Quarterly Financial Data (Unaudited)

      Summarized below are selected financial data regarding results of operations for the periods indicated.


                                        First     Second       Third       Fourth
                                       Quarter    Quarter     Quarter      Quarter       Year
                                      -----------------------------------------------------------
                                                                 1996
                                      -----------------------------------------------------------
Total interest income                 $839,652   $962,576   $1,075,026   $1,156,482   $4,033,736

Net interest income                    367,367    425,788      497,035      492,939    1,783,129

Provision for loan losses               15,000     15,000       32,500       37,500      100,000

Non-interest income                     38,747     43,036       49,758       47,591      179,132

Non-interest expense                   451,556    412,783      427,972      431,107    1,723,418

Income before income taxes             (60,442)    41,041       86,321       71,923      138,843

Net (loss) income                     $(38,464)  $ 25,157   $   53,366   $   44,461   $   84,520
                                      ==========================================================
Weighted average common
  shares outstanding                   448,565    465,980      494,619      525,717      483,884
                                      ==========================================================
Net (loss) income per
  weighted average common
share outstanding                     $  (0.09)  $   0.05   $     0.11   $     0.09   $     0.17
                                      ==========================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


                                       First     Second       Third       Fourth
                                      Quarter    Quarter     Quarter      Quarter       Year
                                     -----------------------------------------------------------
                                                                1995
                                     -----------------------------------------------------------
Total interest income                $453,858   $553,558   $  631,351   $  713,371   $2,352,138

Net interest income                   284,509    276,135      291,989      325,624    1,178,257

Provision for loan losses               9,000      9,000        9,000        9,000       36,000

Non-interest income                    23,519     23,210       22,293       34,850      103,872

Non-interest expense                  300,324    349,723      392,002      410,236    1,452,285

Income before income taxes             (1,427)   (58,042)     (86,637)     (60,050)    (206,156)

Net (loss) income                    $    533   $(35,388)  $  (59,279)  $  (25,664)  $ (119,798)
                                     ==========================================================
Weighted average common
shares outstanding                    344,700    402,978      402,978      430,334      411,132
                                     ==========================================================
Net (loss) income per
weighted average common
share outstanding                    $   0.00   $  (0.08)  $    (0.15)  $    (0.06)  $    (0.29)
                                     ==========================================================

      The sum of the net (loss) income per weighted average common share outstanding per quarter may not equal the net (loss) or income per weighted average common share outstanding for the year because of rounding effects within the quarters.

                          INDEPENDENT AUDITOR'S REPORT



Our audit was made for the purpose of forming an opinion of the consolidated financial statements taken as a whole. The consolidating information represented on the following pages is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.









January 30, 1997
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                          Consolidating Balance Sheet
                               December 31, 1996

                                           Volunteer       Citizens Bank                   Consolidated
                                            Bancorp,          of East                        Volunteer
                                              Inc.           Tennessee                      Bancorp, Inc
               ASSETS                       (Parent)       (Subsidiary)   Eliminations     and Subsidiary
               ------                       --------       ------------   ------------     --------------
Cash and due from banks                    $  97,948        $ 2,771,810   $   (97,948)     $ 2,771,810
Federal funds sold                              -             6,446,143          -           6,446,143
Investment in subsidiary                   6,437,266               -       (6,437,266)            -
Investment securities                           -            15,122,740          -          15,122,740
Loans, net                                      -            34,879,828          -          34,879,828
Accrued interest receivable                     -               610,654          -             610,654
Premises and equipment                          -             3,217,064          -           3,217,064
Goodwill                                     220,675               -             -             220,675
Other assets                                 139,245            124,295      (139,245)         124,295
                                          ------------------------------------------------------------
  Total assets                            $6,895,134        $63,172,534   $(6,674,459)     $63,393,209
                                          ============================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities:
 Deposits                                 $     -           $55,775,079   $   (97,948)     $55,677,131
 Long-term debt                            3,450,000               -             -           3,450,000
 Accrued interest payable                     48,226            506,991          -             555,217
 Other liabilities                              -               424,507      (120,937)         303,570
 Deferred income taxes                          -                28,691       (18,308)          10,383
                                          ------------------------------------------------------------
  Total liabilities                        3,498,226         56,735,268      (237,193)      59,996,301
                                          ------------------------------------------------------------
Stockholders' equity:
 Capital stock                                 5,258            666,500      (666,500)           5,258
 Additional paid-in capital                1,761,552          5,068,016    (5,068,016)       1,761,552
 Retained earnings                         1,679,960            752,612      (752,612)       1,679,960
 Net unrealized (loss) on securities
  available for sale                         (49,862)           (49,862)       49,862          (49,862)
                                          ------------------------------------------------------------
  Total stockholders' equity               3,396,908          6,437,266    (6,437,266)       3,396,908
                                          ------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                 $6,895,134        $63,172,534   $(6,674,459)     $63,393,209
                                          ============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                          Consolidating Balance Sheet
                               December 31, 1995


                                         Volunteer       Citizens Bank                           Consolidated
                                          Bancorp,          of East                                Volunteer
                                            Inc.           Tennessee                              Bancorp, Inc
              ASSETS                      (Parent)       (Subsidiary)       Eliminations         and Subsidiary
              ------                      --------       ------------       ------------         --------------
Cash and due from banks                  $   73,988       $ 2,588,055       $   (73,988)           $ 2,588,055
Federal funds sold                             -            3,779,913              -                 3,779,913
Investment in subsidiary                  5,726,092              -           (5,726,092)                  -
Investment securities                          -           10,226,895              -                10,226,895
Loans, net                                     -           21,574,603              -                21,574,603
Accrued interest receivable                    -              434,555              -                   434,555
Premises and equipment                         -            1,987,103              -                 1,987,103
Goodwill                                    238,558              -                 -                   238,558
Other assets                                 95,454           194,039           (33,654)               255,839
                                         ---------------------------------------------------------------------
Total assets                             $6,134,092       $40,785,163       $(5,833,734)           $41,085,521
                                         =====================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
 Deposits                                $     -          $34,586,162       $   (73,988)           $34,512,174
 Long-term debt                           3,450,000              -                 -                 3,450,000
 Accrued interest payable                    51,706           278,342              -                   330,048
 Other liabilities                             -                9,550            (7,754)                 1,796
 Deferred income taxes                         -              185,017           (25,900)               159,117
                                         ---------------------------------------------------------------------
  Total liabilities                       3,501,706        35,059,071          (107,642)            38,453,135
                                         ---------------------------------------------------------------------
Stockholders' equity:
 Capital stock                                4,463           666,500          (666,500)                 4,463
 Additional paid-in capital                 967,697         4,268,016        (4,268,016)               967,697
 Retained earnings                        1,595,440           726,790          (726,790)             1,595,440
 Net unrealized gain on securities
  available for sale                         64,786            64,786           (64,786)                64,786
                                         ---------------------------------------------------------------------
   Total stockholders' equity             2,632,386         5,726,092        (5,726,092)             2,632,386
                                         ---------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                 $6,134,092       $40,785,163       $(5,833,734)           $41,085,521
                                         =====================================================================

                             VOLUNTEER BANCORP, INC
                      Consolidating Statement of Earnings
                               December 31, 1996

                                         Volunteer     Citizens Bank                    Consolidated
                                         Bancorp,         of East                         Volunteer
                                           Inc.          Tennessee                       Bancorp, Inc
                                         (Parent)      (Subsidiary)   Eliminations      and Subsidiary
                                         --------      ------------   ------------      --------------
Interest income:
 Interest and fees on loans              $    -         $ 2,859,280     $    -            $ 2,859,280
 Interest on federal funds                    -             227,391          -                227,391
 Interest and dividends on
  investments:
 Taxable                                      -             943,940          -                943,940
 Exempt from federal income taxes             -               3,125          -                  3,125
                                         ------------------------------------------------------------
  Total interest income                       -           4,033,736          -              4,033,736
                                         ------------------------------------------------------------
Interest expense:
 Interest on deposits                         -           1,950,458          -              1,950,458
 Interest on other borrowed funds          289,321           10,828          -                300,149
                                         ------------------------------------------------------------
  Total interest expense                   289,321        1,961,286          -              2,250,607
                                         ------------------------------------------------------------
Net interest income                       (289,321)       2,072,450          -              1,783,129
Provision for possible loan losses            -             100,000          -                100,000
                                         ------------------------------------------------------------
Net interest income after loan
 provision                                (289,321)       1,972,450          -              1,683,129
                                         ------------------------------------------------------------
Non-interest income:
 Equity in earnings of subsidiary          318,617             -         (318,617)               -
 Service charges                              -              67,238          -                 67,238
 Other income                                 -             111,894          -                111,894
                                         ------------------------------------------------------------
                                           318,617          179,132      (318,617)            179,132
                                         ------------------------------------------------------------
Non-interest expense:
 Salaries and benefits                        -             975,967          -                975,967
 Other                                      77,073          670,378          -                747,451
                                         ------------------------------------------------------------
                                            77,073        1,646,345          -              1,723,418
                                         ------------------------------------------------------------
(Loss) income before taxes                 (47,777)         505,237      (318,617)            138,843
Income tax (benefit) expense              (132,297)         186,620          -                 54,323
                                         ------------------------------------------------------------
Net (loss) income                        $  84,520      $   318,617     $(318,617)        $    84,520
                                         ============================================================

                             VOLUNTEER BANCORP, INC
                      Consolidating Statement of Earnings
                               December 31, 1995

                                         Volunteer     Citizens Bank                    Consolidated
                                         Bancorp,         of East                         Volunteer
                                           Inc.          Tennessee                       Bancorp, Inc
                                         (Parent)      (Subsidiary)   Eliminations      and Subsidiary
                                      ---------------  -------------  -------------  --------------------
Interest income:
 Interest and fees on loans              $     -        $ 1,637,442     $      -          $1,637,442
 Interest on federal funds                     -            122,203            -             122,203
 Interest and dividends on
  investments:
  Taxable                                      -            581,766            -             581,766
  Exempt from federal income taxes             -             10,727            -              10,727
                                         -----------------------------------------------------------
   Total interest income                       -          2,352,138             -          2,352,138
                                         -----------------------------------------------------------
Interest expense:
 Interest on deposits                          -            961,786             -            961,786
 Interest on other borrowed funds           212,060              35             -            212,095
                                         -----------------------------------------------------------

   Total interest expense                   212,060         961,821             -          1,173,881
                                         -----------------------------------------------------------
Net interest income                        (212,060)      1,390,317             -          1,178,257

Provision for possible loan losses             -             36,000             -             36,000
                                         -----------------------------------------------------------
Net interest income after loan
 provision                                 (212,060)      1,354,317             -          1,142,257
                                         -----------------------------------------------------------
Non-interest income:
 Equity in earnings of subsidiary            20,757           -             (20,757)           -
 Service charges                               -             44,096             -             44,096
 Other income                                  -             59,776             -             59,776
                                         -----------------------------------------------------------
                                             20,757         103,872         (20,757)         103,872
                                         -----------------------------------------------------------
Non-interest expense:
 Salaries and benefits                         -            839,476             -            839,476
 Other                                       16,196         596,613             -            612,809
                                         -----------------------------------------------------------
                                             16,196       1,436,089             -          1,452,285
                                         -----------------------------------------------------------
(Loss) income before taxes                 (207,499)         22,100         (20,757)        (206,156)
Income tax (benefit) expense                (87,701)          1,343             -            (86,358)
                                         -----------------------------------------------------------
Net (loss) income                        $ (119,798)     $   20,757     $   (20,757)      $ (119,798)
                                         ===========================================================

                    VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                     Consolidating Statement of Cash Flows
                               December 31, 1996


                                         Volunteer  Citizens Bank                   Consolidated
                                         Bancorp,      of East                        Volunteer
                                           Inc.       Tennessee                      Bancorp, Inc
                                         (Parent)   (Subsidiary)   Eliminations     and Subsidiary
                                         ---------  -------------  ------------     --------------
Cash Flows From Operating
 Activities
 Net income                              $  84,520  $    318,587    $ (318,587)     $     84,520
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Subsidiary earnings undistributed        (25,822)         -           25,822              -
  Deferred income taxes                      7,592       (86,125)         -              (78,533)
  Provision for loan losses                   -          100,000          -              100,000
  Depreciation and amortization             17,883       110,094          -              127,977
  Securities (gains)                          -          (13,311)         -              (13,311)
  (Increase) in other assets               (51,383)     (106,355)      113,183           (44,555)
  Increase in other liabilities             (3,480)      643,606      (113,183)          526,943
                                         -------------------------------------------------------
Net cash provided by operating
  activities                                29,310       966,496      (292,765)          703,041
                                         -------------------------------------------------------
Cash Flows From Investing Activities:
 Contribution of capital of
  subsidiary                              (800,000)         -          800,000              -
 (Increase) in investment securities          -       (5,242,383)         -           (5,242,383)
 (Increase) in loans                          -      (13,405,225)         -          (13,405,225)
 Capital expenditures                         -       (1,340,055)         -           (1,340,055)
                                         -------------------------------------------------------
Net cash (used) by investing
 activities                               (800,000)  (19,987,663)      800,000       (19,987,663)
                                         -------------------------------------------------------
Cash Flows From Financing
 Activities:
 Increase in deposits                         -       21,188,917       (23,960)       21,164,957
 Increase in securities sold under
   repurchase agreements                      -          175,000           -             175,000
 Issue common stock                        794,650           -             -             794,650
 Dividends paid                               -         (292,765)      292,765              -
 Capital contribution from parent             -          800,000      (800,000)             -
                                         -------------------------------------------------------
Net cash provided from financing
 activities                                794,650    21,871,152       (531,195)      22,134,607
                                         -------------------------------------------------------
Change in cash and equivalents              23,960     2,849,985        (23,960)       2,849,985
Cash and equivalents - beginning            73,988     6,367,968        (73,988)       6,367,968
                                         -------------------------------------------------------
Cash and equivalents - ending            $  97,948   $ 9,217,953   $    (97,948)    $  9,217,953
                                         =======================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                     Consolidating Statement of Cash Flows
                               December 31, 1995

                                          Volunteer   Citizens Bank                    Consolidated
                                          Bancorp,       of East                         Volunteer
                                             Inc.        Tennessee                      Bancorp, Inc
                                          (Parent)    (Subsidiary)   Eliminations     and Subsidiary
                                          --------    ------------   ------------     --------------
Cash Flows From Operating
 Activities
 Net (loss) income                      $  (119,798)  $     20,757   $   (20,757)     $    (119,798)
 Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
  Deferred income taxes                     (25,900)        64,080          -                38,180
  Provision for loan losses                    -            36,000          -                36,000
  Depreciation and amortization              17,883         69,828          -                87,711
  Securities losses                            -             4,810          -                 4,810
  (Increase) in other assets                (29,960)      (316,362)      (33,654)          (379,976)
  Increase in other liabilities              51,706        164,571        33,654            249,931
                                        -----------------------------------------------------------
Net cash (used) provided by
    operating activities                   (106,069)        43,684       (20,757)           (83,142)
                                        -----------------------------------------------------------
Cash Flows From Investing Activities:
 Contribution of capital of
    subsidiary                           (3,600,000)          -        3,600,000               -
 Dividends in excess of earnings            138,564           -         (138,564)              -
 (Increase) in investment securities           -        (2,255,060)         -            (2,255,060)
 (Increase) in loans                           -        (8,935,473)         -            (8,935,473)
 Acquisition of minority interest          (144,414)          -             -              (144,414)
 Capital expenditures                          -        (1,272,837)         -            (1,272,837)
                                        -----------------------------------------------------------
Net cash (used) by investing
 activities                              (3,605,850)   (12,463,370)    3,461,436        (12,607,784)
                                        -----------------------------------------------------------
Cash Flows From Financing
 Activities:
 Increase in deposits                          -        12,520,627       (13,568)        12,507,059
 Proceeds from long-term debt             3,450,000           -             -             3,450,000
 Issue common stock                         275,487           -             -               275,487
 Dividends paid                                -          (159,321)      159,321               -
 Capital contribution from parent              -         3,600,000    (3,600,000)              -
                                        -----------------------------------------------------------
Net cash provided from financing
 activities                               3,725,487     15,961,306    (3,454,247)        16,232,546
                                        -----------------------------------------------------------
Change in cash and equivalents               13,568      3,541,620       (13,568)         3,541,620
Cash and equivalents - beginning             60,420      2,826,348       (60,420)         2,826,348
                                        -----------------------------------------------------------
Cash and equivalents - ending           $    73,988   $  6,367,968   $   (73,988)     $   6,367,968
                                        ===========================================================

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                VOLUNTEER BANCORP, INC.

                                                By: /s/ Reed D. Matney
                                                   -------------------
                                                   President

                                                Date: March 20, 1997


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Capacity                                      Date
---------                 --------                                      ----
/s/ William E. Phillips   Chairman of the Board and Director            March 20, 1997

/s/ H. Lyons Price        Secretary/Treasurer and Director              March 20, 1997
                          (principal financial and accounting officer)

/s/ Reed D. Matney        President and Director                        March 20, 1997
                          (principal executive officer)

/s/ Carlin Greene         Director                                      March 20, 1997

/s/ Douglas Price         Director                                      March 20, 1997

/s/ Gary Varnell          Director                                      March 20, 1997

/s/ Truett Pierce         Director                                      March 20, 1997

/s/ George Brooks         Director                                      March 20, 1997

/s/ Shirley Price         Director                                      March 20, 1997

/s/ Eddie Freeman         Director                                      March 20, 1997

/s/ Neil Miller           Director                                      March 20, 1997

/s/ Lawrence Gray         Director                                      March 20, 1997

/s/ Scott Collins         Director                                      March 20, 1997

/s/ Leon Gladson          Director                                      March 20, 1997