Form 10QSB
period 1997-03-31
VOLUNTEER BANCORP INC
filed 1997-05-12
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________


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

               __________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 525,717 AS OF MARCH 31, 1997.

     Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REVIEW REPORT




To the Board of Directors
Volunteer Bancorp, Inc.
Sneedville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of March 31, 1997 and 1996, and the related condensed consolidated statements of earnings and condensed consolidated statements of cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






April 24, 1997

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             March 31, 1997 and 1996

                 (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                              ASSETS                                            1997             1996
                              ------                                            ----             ----
Cash and due from banks                                                     $  1,845,390     $  1,934,984
Federal fund sold                                                              4,269,944        4,115,308
                                                                            -----------------------------
   Total cash and cash equivalents                                             6,115,334        6,050,292
Investment securities available for sale (amortized cost of $15,781,280
  and $12,849,747, respectively)                                              15,493,597       12,812,781
Investment securities held to maturity (estimated market value of
  $1,335,636 and $2,275,951, respectively)                                     1,349,546        2,318,857
Loans, less allowances for loan losses of $500,121 and
  $408,853, respectively                                                      37,366,886       24,364,113
Accrued interest receivable                                                      568,795          533,391
Premises and equipment, net                                                    3,507,952        2,025,681
Deferred income taxes                                                             69,505             --
Other real estate                                                                 77,540           67,846
Goodwill                                                                         216,204          234,105
Other assets                                                                      57,340          106,228
                                                                            -----------------------------
   Total assets                                                             $ 64,822,699     $ 48,513,294
                                                                            =============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Deposits:
   Non-interest bearing                                                     $  6,933,617     $  5,918,266
   Interest bearing                                                           50,587,152       36,104,241
                                                                            -----------------------------
          Total deposits                                                      57,520,769       42,022,507
Interest payable                                                                 450,484          310,955
Securities sold under repurchase agreements                                      175,000             --
Other accrued taxes, expenses and liabilities                                    107,355           74,826
Deferred income taxes                                                               --             82,748
Long-term debt                                                                 3,265,000        3,450,000
                                                                            -----------------------------
   Total liabilities                                                          61,518,608       45,941,036
                                                                            -----------------------------

Stockholders' equity:
 Common stock, $0.01 par value, 1,000,000 shares authorized, 525,717 and 452,852 shares issued and outstanding at March 31, 1997 and 1996,
   respectively                                                                    5,258            4,529
 Additional paid-in capital                                                    1,761,552        1,033,631
 Retained earnings                                                             1,715,645        1,556,976
 Net unrealized (loss) on securities available for sale                         (178,364)         (22,878)
                                                                            -----------------------------
   Total stockholders' equity                                                  3,304,091        2,572,258
                                                                            -----------------------------
     Total liabilities and stockholders' equity                             $ 64,822,699     $ 48,513,294
                                                                            =============================






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

               For The Three Months Ended March 31, 1997 and 1996

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                1997             1996
                                                                                ----             ----
Interest Income:
     Interest and fees on loans                                             $    880,633     $    584,973
     Interest on federal funds                                                    56,604           64,973
     Interest on investment securities:
          Taxable                                                                266,513          189,706
          Exempt from Federal income taxes                                         1,250             --
                                                                            -----------------------------
               Total interest income                                           1,205,000          839,652
                                                                            -----------------------------
Interest Expense:
     Interest on deposits                                                        625,058          400,386
     Other borrowed funds                                                         66,356           71,899
                                                                            -----------------------------
               Total interest expense                                            691,414          472,285
                                                                            -----------------------------
Net interest income                                                              513,586          367,367
Provision for possible loan losses                                                45,000           15,000
                                                                            -----------------------------
Net interest income after provision for possible
     loan losses                                                                 468,586          352,367
                                                                            -----------------------------
Non-interest income:
     Service charges on deposits                                                  20,131           13,670
     Other service charges and fees                                               25,581           12,797
     Securities gains                                                              1,358            8,908
     Other non-interest income                                                     5,261            3,372
                                                                            -----------------------------
               Total non-interest income                                          52,331           38,747
                                                                            -----------------------------
Non-interest expense:
     Salaries and employee benefits                                              254,319          253,091
     Occupancy expense                                                            33,633           23,483
     Furniture and equipment expense                                              37,216           35,549
     Other non-interest expense                                                  138,431          139,433
                                                                            -----------------------------
                Total non-interest expense                                       463,599          451,556
                                                                            -----------------------------
                 Income (loss) before income taxes                                57,318          (60,442)
Income tax expense (benefit)                                                      21,633          (21,978)
                                                                            -----------------------------

                Net income (loss)                                           $     35,685     $    (38,464)
                                                                            =============================

Income (loss) per weighted average common share                             $       0.07     $      (0.09)
                                                                            ============     ============

Weighted average common shares outstanding                                       525,717          448,565
                                                                            ============     ============





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

               For The Three Months Ended March 31, 1997 and 1996

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                1997             1996
                                                                                ----             ----
Cash Flows from Operating Activities:
   Net income (loss)                                                        $     35,685     $    (38,464)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Deferred income taxes                                                       (1,130)         (22,731)
      Provision for possible loan losses                                          45,000           15,000
      Provision for depreciation and amortization                                 34,245           31,554
      (Gain) on securities                                                        (1,358)          (8,908)
      Decrease (increase) in interest receivable                                  41,859          (98,836)
      (Increase) decrease in other assets                                        (10,585)          81,765
      Increase (decrease) in other liabilities                                  (125,948)          53,937
                                                                            -----------------------------
   Net cash provided by operating activities                                      17,768           13,317
                                                                            -----------------------------

Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                               --         (2,204,385)
   Proceeds from calls and maturity of held to maturity securities               254,301        3,408,326
   Purchase of investment securities available for sale                       (3,471,856)      (7,241,078)
   Proceeds from calls and maturity of investments available for sale            300,000        1,000,000
   Proceeds from sale of investments available for sale                          991,250             --
   Net (increase) in loans                                                    (2,532,058)      (2,804,510)
   Capital expenditures                                                         (320,662)         (65,679)
                                                                            -----------------------------
   Net cash (used) in investing activities                                    (4,779,025)      (7,907,326)
                                                                            -----------------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts and savings accounts             85,797        1,934,569
   Net increase (decrease) in certificates of deposit                          1,757,841        5,575,764
   Repayment of long-term debt                                                  (185,000)            --
   Proceeds from sale of common stock                                               --             66,000
                                                                            -----------------------------
   Net cash provided by financing activities                                   1,658,638        7,576,333
                                                                            -----------------------------
   Increase (decrease) in cash and cash equivalents                           (3,102,619)        (317,676)
Cash and cash equivalents beginning of period                                  9,217,953        6,367,968
                                                                            -----------------------------
Cash and cash equivalents end of period                                     $  6,115,334        6,050,292
                                                                            =============================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                              $    796,147     $    491,378
                                                                            =============================
      Income taxes                                                          $    124,326     $       --
                                                                            =============================




              The accompanying notes are an integral part of these
                  condensed consolidated inancial statements.


                                                          .

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------

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

2.      Adoption of Recently Issued Statements of Financial Accounting
        Standards (SFAS)

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"), on May 12, 1995. SFAS No. 122 provides guidance for recognition of mortgage servicing rights ("MSR") as an asset when a mortgage loan is sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. This eliminates the previously existing accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Impairment of the recorded MSR is to be measured periodically using a current fair value approach applied to each stratum of the disaggregated mortgage-servicing portfolio. Provisions of SFAS No. 122 will be effective for fiscal years beginning after December 15, 1995. While earlier application is allowed, the Company did not adopt SFAS No. 122 until January 1, 1996. The adoption of SFAS No. 122 did not have a material impact upon financial position or results of operation.

        SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and the Extinguishment of Liabilities," establishes, among other things, new criteria for determining whether a transfer of financial assets for cash or other considerations should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS No. 125 is generally effective for transactions occurring after December 31, 1996 and should be applied on a prospective basis. This statement supersedes SFAS No. 122 and itself amends various previous pronouncements of the Financial Accounting Standards Board. Adoption by the Company on January 1, 1997 did not have a material impact upon the Company's financial position or results of operation.

        SFAS No. 123, "Accounting for Stock-Based Compensation," was issued on October 23, 1995 and establishes a fair value method of accounting for such compensation plans. Stock-based compensation plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Under SFAS No. 123, these types of transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. While SFAS No. 123 encourages all entities to adopt the fair value method of accounting, it does allow an entity to continue to measure the compensation cost of stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans (the most common type of stock compensation plan) have no intrinsic value at grant date, and under APB Opinion No. 25 no compensation cost is recognized. Entities electing to continue using the guidance under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. The requirements of SFAS No. 123 are effective

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------



        for fiscal years beginning after December 15, 1995. The Company does not currently employ stock based compensation plans or similar arrangements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 addresses situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets, identified intangibles and goodwill related to those assets. Adoption of this Statement was not required until 1996. The adoption of SFAS No. 121 did not have a material impact upon financial position or results of operation.

3.      Premises and Equipment, net

        The significant increase in premises and equipment, net at March 31, 1997 is primarily related to completion and equipping of branches in Church Hill and Rogersville, Tennessee and construction-in-progress relating to the construction of permanent banking facilities in Rogersville.

4.      Long-term debt

        The Company's long-term debt consists of a single note payable in the amount of $3,265,000 and 3,450,000 at March 31. 1997 and 1996,
        respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31. 1997 the rate on the note was 7.813% per annum. Principal is payable annually commencing January 31, 1997 and each January 1 thereafter as follows:


                 January 31,                    Principal Due
                 -----------                   --------------
                    1998                       $      220,000
                    1999                              255,000
                    2000                              295,000
                    2001                              325,000
                    2002                              360,000
                    2003                              395,000
                    2004                              435,000
                    2005                              470,000
            2006 (Final Maturity)                     510,000
                                               ---------------
                                               $     3,265,000
                                               ===============

        The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 1997 and 1996
--------------------------------------------------------------------------------


5.      Contingencies

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


6.      Profit-Sharing Plan

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

        The Board of Directors has discretion in establishing the amount of the Bank's contributions. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $9,500 per year. The participants are fully vested in any voluntary contributions they make. The Bank had not made any contributions to the plan for the three-months ended March 31, 1997 and 1996.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



OPERATING RESULTS

The Company had net income of $35,685 or $0.07 per weighted average common share for the first quarter of 1997 compared to a net loss for the first quarter of 1996 of ($38,464) or ($0.09) per weighted average common share outstanding. Our returns on average assets and average common equity for the first quarter of 1997 were 0.06% and 1.07%, respectively compared to (0.05%) and (1.48%), respectively for the first quarter of 1996.

Net interest income for the first quarter of 1997 increased $146,219 to $513,586 versus the first quarter of 1996 of $367,367. The increase is attributable to loan growth and a higher investment portfolio yield. Loans grew 52.86% over the first quarter of 1996 from $24,772,966 at March 31, 1996 to $37,867,007 at the end of the first quarter of 1997. Total Company assets were $64,822,699 at March 31, 1997 compared to $48,513,294 as of March 31, 1996.

The net interest margin was 3.57% for the first quarter of 1997 compared to 2.95% for the first quarter of 1996. The yield on the investment portfolio was 6.47% for the first quarter of 1997 compared to 6.29% for the same quarter of 1996. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits. Net interest income was helped by a decrease in the Company's long-term debt and a decrease in average rate on the Company's long-term debt which was utilized to increase the capital of the Company's subsidiary Bank.

Non-interest income for the first quarter of 1997 increased $13,584 over the first quarter of 1996 to $52,331 compared to $38,747 for the first quarter of 1996. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the first quarter of 1997 increased $12,043 to $463,599 compared to the first quarter of 1996 of $451,556. The Company's net income was significantly benefitted by a decrease in the expense ratio (annualized non-interest expense divided by total assets) to 2.91% at March 31, 1997 compared to 4.04% at March 31, 1996. The decrease in the expense ratio is primarily attributable to the Company being able to service increased business volume without corresponding increases in costs.


ASSET QUALITY

Asset quality measures continue to improve. Non-performing assets at March 31, 1997 were $122,000 or 0.32% of loans and foreclosed properties, which is a decrease from $263,000 or 1.07% of loans and foreclosed properties at March 31, 1996. The provision for losses on loans was $45,000 for the first quarter of 1997 which is an increase of $30,000 over the provision of $15,000 for the first quarter of 1996. The increase in the provision is primarily attributable to the increase in loan growth. At March 31, 1997, the allowance for losses on loans was 1.32% of loans and approximately 410% of non-performing assets.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                      AS OF AND FOR THE THREE MONTHS ENDED
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                        1997          1996
                                                                        ----          ----
Net earnings (loss)                                                    $35,685      ($38,464)
Per common share data:
     Net earnings (loss) per weighted average common share               $0.07        ($0.09)
     Book value                                                          $6.28         $5.68
Ratios:
     Return on average assets                                            0.06%        (0.05)%
     Return on average common equity                                     1.07%        (1.48)%
     Net interest margin (taxable equivalent basis)                      3.57%         2.95%
     Expense ratio                                                       2.91%         4.04%
     Allowance for loan losses / loans                                   1.32%         1.65%
     Non-performing loans / loans                                        0.12%         0.80%
     Non-performing assets / loans and foreclosed properties             0.32%         1.07%
     Shareholders' equity / total assets                                 5.10%         5.30%
     Leverage ratio (tangible capital / tangible assets)                 5.14%         4.89%

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

(b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)

Date: May 12, 1997

                                       Reed D. Matney, President
                                       (principal executive officer)


Date: May 12, 1997

                                       H. Lyons Price (principal financial and
                                       accounting officer)