Form 10QSB
period 1997-06-30
VOLUNTEER BANCORP INC
filed 1997-08-13
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

              210 East Main Street, Rogersville, Tennessee 37879
                   (Address of principal executive offices)

                                 (423) 272-2200
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 525,851 AS OF June 30, 1997.

     Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                OPERATING RESULTS

The Company reported net income for the second quarter of $32,833, or $0.06 per weighted average common share, compared to income of $25,157, or $0.05 for the same period a year ago. Our returns on average assets and average common equity were 0.05% and 0.97%, respectively, for the quarters ended June 30, 1997 and 1996.

The net income for the first six month of 1997 was $68,518, or $0.13 per weighted average common share. This compares to a net loss of ($13,307), or ($0.03) per weighted average common share, for the same period last year.

Net interest income for the first six months of 1997 increased $299,056 versus the first six months of 1996 to $1,092,211. The increase is attributable to growth in interest earning assets of 36.09%. Average loans grew 53.60% over the second quarter of 1996. Total Bank assets were $69,385,292 at June 30, 1997 compared to $50,915,673 as of June 30, 1996.

The net interest margin was 3.76% for the second quarter of 1997 compared to 3.68% for the second quarter of 1996. The net spread was 3.30% for the second quarter of 1997 compared to 3.09% for the second quarter of 1996. The yield on the investment portfolio was 6.62% for the second quarter of 1997 compared to 6.42% for the same quarter of 1996. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits.

Non-interest income for the second quarter of 1997 increased $10,060 over the second quarter of 1996. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the second quarter of 1997 increased $114,346 compared to the second quarter of 1996 primarily for costs (including salaries and employee compensation) associated with opening and staffing of new branches in Rogersville and Church Hill, Tennessee and the opening of a new main office in Rogersville, Tennessee..


                                  ASSET QUALITY

Non-performing assets at June 30, 1997 were $135,000 or 0.32% of loans and foreclosed properties, which is a decrease from $572,000, or 2.01% of loans and foreclosed properties at June 30, 1996. The provision for losses on loans was $50,000 for the second quarter of 1997 which is an increase of $35,000 over the provision for the second quarter of 1996. The increase in the provision is primarily attributable to the increase in loan growth. At June 30, 1997, the allowance for losses on loans was 1.29% of loans and approximately 407% of non-performing assets.

                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of June 30, 1997 and 1996, and the related condensed consolidated statements of earnings for the three and six months then ended and the condensed consolidated statements of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






July 28, 1997
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             June 30, 1997 and 1996

                   (Unaudited- See Accountants' Review Report)
---------------------------------------------------------------------------------------------------------------------

                                   ASSETS                                         1997                   1996
                                   ------                                    -----------------      ---------------
Cash and due from banks                                                    $         2,258,184            1,865,301
Federal fund sold                                                                    2,647,763            2,689,407
                                                                         --------------------------------------------
   Total cash and cash equivalents                                                   4,905,947            4,554,708
Investment securities available for sale (amortized cost of
  $16,563,610 and $13,840,472, respectively)                                        16,464,168           13,512,445
Investment securities held to maturity (estimated market
value of $1,354,083 and $1,812,309)                                                  1,344,533            1,863,987
Loans, less allowances for loan losses of $549,213 and
  $423,288, respectively                                                            42,111,329           27,889,474
Accrued interest receivable                                                            684,948              613,194
Premises and equipment, net                                                          3,716,014            2,269,743
Deferred income taxes                                                                   20,590               41,868
Other real estate                                                                       62,380               67,846
Goodwill                                                                               211,733              229,652
Other assets                                                                            55,462              100,226
                                                                         --------------------------------------------
   Total assets                                                            $        69,577,104           51,143,143
                                                                         ============================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                                    $         7,900,410            6,157,526
   Interest bearing                                                                 53,423,920           38,183,694
                                                                         --------------------------------------------
          Total deposits                                                            61,324,330           44,341,220
Note payable                                                                         3,265,000            3,450,000
Interest payable                                                                       585,834              371,183
Securities sold under repurchase agreements                                            850,000              293,000
Other accrued taxes, expenses and liabilities                                           96,296               69,510
                                                                         --------------------------------------------
   Total liabilities                                                                66,121,460           48,524,913
                                                                         --------------------------------------------

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares authorized,
    525,851 and 479,012 shares issued and outstanding at June 30,
    1997 and 1996, respectively                                                          5,259                4,790
 Additional paid-in capital                                                          1,763,561            1,294,969
 Retained earnings                                                                   1,748,478            1,582,133
 Net unrealized (loss) on securities available for sale                                (61,654)            (263,662)
                                                                         --------------------------------------------
   Total stockholders' equity                                                        3,455,644            2,618,230
                                                                         --------------------------------------------
   Total liabilities and stockholders' equity                              $        69,577,104           51,143,143
                                                                         ============================================









         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

            For The Three and Six Months Ended June 30, 1997 and 1996

                                        (Unaudited - See Accountants' Review Report)
----------------------------------------------------------------------------------------------------------------------------------


                                                                Three months ended                        Six months ended
                                                                      June 30,                               June 30,
                                                            --------------------------                ------------------------
                                                           1997                    1996               1997                1996
                                                           ----                    ----               ----                ----
Interest Income:
    Interest and fees on loans                       $         985,446            658,625           1,866,079          1,243,598
    Interest on federal funds                                   51,553             52,588             108,157            117,561
    Interest on investment securities:
          Taxable                                              287,964            250,738             554,477            440,444
          Exempt from Federal income taxes                       1,250                625               2,500                625
                                                   -------------------------------------------------------------------------------
               Total interest income                         1,326,213            962,576           2,531,213          1,802,228
                                                   -------------------------------------------------------------------------------
Interest Expense:
    Interest on deposits                                       680,974            464,841           1,306,032            865,227
    Other borrowed funds                                        66,614             71,947             132,970            143,846
                                                   -------------------------------------------------------------------------------
               Total interest expense                          747,588            536,788           1,439,002          1,009,073
                                                   -------------------------------------------------------------------------------
Net interest income                                            578,625            425,788           1,092,211            793,155
Provision for possible loan losses                              50,000             15,000              95,000             30,000
                                                   -------------------------------------------------------------------------------
Net interest income after provision for
possible loan losses                                           528,625            410,788             997,211            763,155
                                                   -------------------------------------------------------------------------------
Non-interest income:
    Service charges on deposits                                 25,885             15,605              46,016             29,275
    Other service charges and fees                              21,887             24,375              47,468             37,172
    Securities gains (losses)                                     (312)                 -               1,046              8,908
    Other non-interest income                                    5,636              3,056              10,897              6,428
                                                   -------------------------------------------------------------------------------
               Total non-interest income                        53,096             43,036             105,427             81,783
                                                   -------------------------------------------------------------------------------
Non-interest expense:
    Salaries and employee benefits                             273,677            240,019             527,996            493,110
    Occupancy expense                                           56,222             31,979              89,855             55,462
    Furniture and equipment expense                             42,913             26,922              80,129             62,471
    Other non-interest expense                                 154,317            113,863             292,748            253,296
                                                   -------------------------------------------------------------------------------
                Total non-interest expense                     527,129            412,783             990,728            864,339
                                                   -------------------------------------------------------------------------------
Earnings (loss) before income taxes                             54,592             41,041             111,910            (19,401)
Income tax expense (benefit)                                    21,759             15,884              43,392             (6,094)
                                                   -------------------------------------------------------------------------------
                Net income (loss)                    $          32,833             25,157              68,518            (13,307)
                                                   ===============================================================================

Income (loss) per weighted average
common share                                         $            0.06               0.05                0.13              (0.03)
                                                   ===============================================================================

Weighted average common shares
outstanding                                                    525,729            465,980             525,723            457,225
                                                   ===============================================================================









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                 For The Six Months Ended June 30, 1997 and 1996

                           (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------------------------------

                                                                             1997              1996
                                                                         ------------       ----------
Cash Flows from Operating Activities:
   Net income (loss)                                                     $     68,518         (13,307)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Deferred income taxes                                                   (23,746)            (20)
      Provision for possible loan losses                                       95,000          30,000
      Provision for depreciation and amortization                              93,204          63,328
      (Gain) on securities                                                     (1,046)         (8,908)
      (Increase) in interest receivable                                       (74,294)       (178,639)
      Decrease in other assets                                                  6,453          87,767
      (Decrease) increase in other liabilities                                 (1,657)        108,849
                                                                       --------------------------------
   Net cash provided by operating activities                                  162,432          89,070
                                                                       --------------------------------
Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                            --        (3,864,329)
   Proceeds from calls and maturity of held to maturity securities            259,314       5,523,140
   Purchase of investment securities available for sale                    (4,738,170)    (10,828,853)
   Proceeds from calls and maturity of securities available for sale          300,000       3,500,000
   Proceeds from sale of securities available for sale                      1,474,922            --
   Net (increase) in loans                                                 (7,326,501)     (6,344,871)
   Capital expenditures                                                      (583,212)       (337,063)
                                                                       --------------------------------
   Net cash (used) in investing activities                                (10,613,647)    (12,351,976)
                                                                       --------------------------------
Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts and savings accounts       3,773,294       2,143,193
   Net increase in certificates of deposit                                  1,873,905       7,685,853
   Net increase in securities sold under repurchase agreements                675,000         293,000
   Repayment of long-term borrowing                                          (185,000)           --
   Proceeds from sale of common stock                                           2,010         327,600
                                                                       --------------------------------
   Net cash provided by financing activities                                6,139,209      10,449,646
                                                                       --------------------------------
   (Decrease) in cash and cash equivalents                                 (4,312,006)     (1,813,260)
Cash and cash equivalents beginning of period                               9,217,953       6,367,968
                                                                       --------------------------------
Cash and cash equivalents end of period                                  $  4,905,947       4,554,708
                                                                       ================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                           $  1,408,385         967,938
                                                                       ================================
      Income taxes                                                       $    158,326            --
                                                                       ================================








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------




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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"), on May 12, 1995. SFAS No. 122 provides guidance for recognition of mortgage servicing rights ("MSR") as an asset when a mortgage loan is sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. This eliminates the previously existing accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Impairment of the recorded MSR is to be measured periodically using a current fair value approach applied to each stratum of the disaggregated mortgage-servicing portfolio. Provisions of SFAS No. 122 are effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 122 did not have a material impact upon the financial position or results of operations of the Company.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 addresses situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets, identified intangibles and goodwill related to those assets. Provisions of this Statement are effective for fiscal years beginning after December 15, 1995. The adoption of this Statement did not have a material impact upon the financial position or results of operations of the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------



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

4.   Premises and Equipment, net

     The significant increase in premises and equipment, net at June 30, 1997 is primarily related to completion and equipping of branches in Church Hill and Rogersville, Tennessee and construction-in-progress relating to the construction of permanent banking facilities in Rogersville.

5.   Non-interest Expense

     Total non-interest expense increased by $126,389 from June 30, 1996 to June 30, 1997. Salaries and employee benefits for the period ended June 30, 1997 have increased due to the addition of personnel associated with opening of branches in Church Hill and Rogersville, Tennessee. The increase in occupancy and furniture and equipment expense is also a result of the opening of the new branches. The increase in other non-interest expense is attributable to costs associated with changing the name of the Bank, promoting the new branches and overall growth.

6.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $3,265,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30 , 1997 the rate on the note was 8.066% per annum.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------



     Principal is payable annually commencing January 31, 1997 and each January 1 thereafter as follows:

                  January 31,                              Principal Due
                  -----------                              -------------
                      1998                             $      220,000

                      1998                                    255,000

                      2000                                    295,000

                      2001                                    325,000

                      2002                                    360,000

                      2003                                    395,000

                      2004                                    435,000

                      2005                                    470,000

                      2006                                    510,000
                                                     ------------------
                                                       $    3,265,000
                                                     ==================



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

     The Board of Directors has discretion in establishing the amount of the Bank's contributions. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $9,500 per year. The participants are fully vested in any voluntary contributions they make. The Bank had not made any contributions to the plan for the six-months ended June 30, 1997 and 1996.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------




9.   Stock Offering

     At June 30, 1997 the Company had sold 134 shares of its $0.01 par value common stock for an aggregate consideration of $2,010 pursuant to the Company's offering which became effective June 5, 1997. Proceeds of the offering have been used to offset expenses of the offering.

     At June 30, 1996, the Company had sold 76082 shares of its $0.01 par value common stock for an aggregate consideration of $760,820 pursuant to the Company's offering which became effective September 11, 1995. Proceeds of the offering have been used to offset expenses of the offering, increase the capital of the subsidiary Bank and pay interest on the Company debt. This offering expired on September 11, 1996.

10.  Earnings Per Share

     Effective for periods ending after December 15, 1997, SFAS No. 128, "Earnings per Share" revises the previous standards for computing and presenting earnings per share (EPS). This statement requires presentation of "basic EPS" and "diluted EPS", if applicable, and a reconciliation of the numerator and denominator of the computations between the two EPS presentations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is not applicable for the Company because the Company does not have a complex capital structure. When effective, EPS presented by the Company pursuant to SFAS No. 128 will not differ from earnings per share presented in this and any other prior statements of the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                           ----------------------------------------------------------
                                                               1997             1996           1997           1996
                                                               ----             ----           ----           ----
Net income (loss)                                            $32,833           25,157         68,518        (13,307)

Per common share data:

  Net income (loss) per weighted average
    common share                                               $0.06            $0.05          $0.13         ($0.03)

  Book value                                                   $6.28            $5.47          $6.28          $5.47

Ratios:

  Return on average assets                                     0.05%            0.05%          0.10%        (0.03)%

  Return on average common equity                              0.97%            0.97%          2.00%        (0.51)%

  Net interest margin (taxable equivalent basis)               3.76%            3.68%          3.66%          3.65%

  Expense ratio                                                3.12%            3.31%          3.02%          3.75%

  Allowance for loan losses / loans                            1.29%            1.50%          1.29%          1.50%

  Non-performing loans / loans                                 0.17%            1.78%          0.17%          1.78%

  Non-performing assets / loans and
    foreclosed properties                                      0.32%            2.01%          0.32%          2.01%

  Shareholder's equity / total assets                          4.97%            5.12%          4.97%          5.12%

  Leverage ratio (tangible capital /
    tangible average assets)                                   4.91%            5.31%          5.05%          5.73%

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

(b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)

Date: August 12, 1997

                                       Reed D. Matney, President
                                       (principal executive officer)


Date: August 12, 1997

                                       H. Lyons Price (principal financial and
                                       accounting officer)