Form 10QSB
period 1997-09-30
VOLUNTEER BANCORP INC
filed 1997-11-10
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 529,737 as of September 30, 1997.

     Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                OPERATING RESULTS

The Company reported net income for the third quarter of $70,751, or $0.13 per weighted average common share, compared to net income of $53,366, or $0.11 for the same period a year ago. Our returns on average assets and average common equity were 0.10% and 2.00%, respectively, for the quarter compared to 0.10% and 1.83% for the same period last year.

The net income for the first nine months of 1997 was $139,269, or $0.26 per weighted average common share. This compares to net income of $40,059, or $0.08 per weighted average common share, for the same period last year.

Net interest income for the first nine months of 1997 increased $434,148 versus the first nine months of 1996 to $1,724,338. The increase is attributable to growth in interest earning assets of 24.15%. Average loans grew 45.64% over the third quarter of 1996. Total Bank assets were $71,544,181 at September 30, 1997 compared to $58,014,454 as of September 30, 1996.

The net interest margin was 3.96% for the third quarter of 1997 compared to 4.06% for the third quarter of 1996. The net spread was 3.49% for the third quarter of 1997 compared to 3.50% for the third quarter of 1996. The yield on the investment portfolio was 6.52% for the third quarter of 1997 compared to 6.44% for the same quarter of 1996. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the third quarter of 1997 increased $4,561 over the third quarter of 1996. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the third quarter of 1997 increased $82,969 compared to the third quarter of 1996 primarily for costs (including salaries and employee compensation) associated with opening and staffing new branches in Rogersville and Church Hill, Tennessee and the opening of the new main office in Rogersville, Tennessee.


                                  ASSET QUALITY

Non-performing assets at September 30, 1997 were $346,000 or 0.76% of loans and foreclosed properties, which is a decrease from $369,000, or 1.14% of loans and foreclosed properties at September 30, 1996. The provision for losses on loans was $60,000 for the third quarter of 1997 which is an increase of $10,000 over the second quarter of 1997 and an increase of $27,500 over the provision for the third quarter of 1996. The increase in the provision is primarily attributable to the increase in loan growth. At September 30, 1997, the allowance for losses on loans was 1.33% of loans and approximately 176% of non-performing assets.

                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheet of Volunteer Bancorp, Inc. and subsidiary as of September 30, 1997 and 1996, and the related condensed consolidated statement of earnings for the three and nine months then ended and the condensed consolidated statement of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






October 27, 1997

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                           September 30, 1997 and 1996

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                    ASSETS                         1997         1996
                                    ------                         ----         -----
Cash and due from banks                                        $ 1,927,689    1,960,748
Federal fund sold                                                2,846,249    5,231,946
                                                                -----------------------
  Total cash and cash equivalents                                4,773,938    7,192,694
Investment securities available for sale (amortized cost of
  $16,082,468 and $14,036,558, respectively)                    16,105,774   13,713,851
Investment securities held to maturity (estimated market
  value of $1,083,563 and $1,565,668, respectively)              1,089,810    1,608,654
Loans, less allowances for loan losses of $608,290 and
  $443,803, respectively                                        44,966,009   31,808,615
Accrued interest receivable                                        729,564      592,963
Premises and equipment, net                                      3,672,589    2,707,775
Deferred income taxes                                                 --         51,162
Other real estate                                                   80,361       67,846
Goodwill                                                           207,262      225,199
Other assets                                                        40,138       43,323
                                                               ------------------------
    Total assets                                               $71,665,445   58,012,082
                                                               ========================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                         $ 7,388,070    6,622,023
  Interest bearing                                              55,778,446   43,730,752
                                                               ------------------------
          Total deposits                                        63,166,516   50,352,775
Note payable                                                     3,265,000    3,450,000
Interest payable                                                   566,348      421,511
Securities sold under repurchase agreements                        932,713      465,000
Other accrued taxes, expenses and liabilities                       95,353      120,562
Deferred income taxes                                               14,560         --
                                                               ------------------------
    Total liabilities                                           68,040,490   54,809,848

                                                               ------------------------

Stockholders' equity:
 Common stock, $0.01 par value, 1,000,000 shares
   authorized, 529,737 and 525,717 shares issued and
   outstanding at September 30, 1997 and 1996, respectively          5,297        5,257
 Additional paid-in capital                                      1,786,599    1,761,553
 Retained earnings                                               1,819,229    1,635,503
 Net unrealized (loss) gain on securities available for sale        13,830     (200,079)
                                                               ------------------------
    Total stockholders' equity                                   3,624,955    3,202,234
                                                               ------------------------
    Total liabilities and stockholders' equity                 $71,665,445   58,012,082
                                                               ========================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

         For The Three and Nine Months Ended September 30, 1997 and 1996

                  (Unaudited - See Accountants' Review Report)
-------------------------------------------------------------------------------


                                                      Three months ended                     Nine months ended
                                                          September 30,                        September 30,
                                                    ------------------------              -------------------------
                                                    1997                1996              1997                1996
                                                    ----                ----              ----                ----
Interest Income:
  Interest and fees on loans                    $1,103,954             785,899          2,970,033           2,029,497
  Interest on federal funds                         32,232              36,452            140,389             154,013
  Interest on investment securities:
    Taxable                                        277,604             251,425            832,081             691,869
    Exempt from Federal income taxes                 1,250               1,250              3,750               1,875
                                                ---------------------------------------------------------------------
      Total interest income                      1,415,040           1,075,026          3,946,253           2,877,254
                                                ---------------------------------------------------------------------
Interest Expense:
  Interest on deposits                             702,118             504,463          1,995,831           1,369,690
  Other borrowed funds                              80,795              73,528            226,084             217,374
                                                ---------------------------------------------------------------------
      Total interest expense                       782,913             577,991          2,221,915           1,587,064
                                                ---------------------------------------------------------------------
Net interest income                                632,127             497,035          1,724,338           1,290,190
Provision for possible loan losses                  60,000              32,500            155,000              62,500
                                                ---------------------------------------------------------------------
Net interest income after provision for
  possible loan losses                             572,127             464,535          1,569,338           1,227,690
                                                ---------------------------------------------------------------------
Non-interest income:
  Service charges on deposits                       30,481              18,716             76,497              47,991
  Other service charges and fees                     2,999              13,924             50,467              51,096
  Securities (losses) gains                          1,857                   -              2,903               8,908
  Other non-interest income                         18,982              17,118             29,879              23,546
                                                ---------------------------------------------------------------------
      Total non-interest income                     54,319              49,758            159,746             131,541
                                                ---------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                   304,592             249,267            832,588             742,377
  Occupancy expense                                 60,686              43,207            150,541              98,669
  Furniture and equipment expense                   63,711              45,070            143,840             107,541
  Other non-interest expense                        81,952              90,428            374,700             343,724
                                                ---------------------------------------------------------------------
      Total non-interest expense                   510,941             427,972          1,501,669           1,292,311
                                                ---------------------------------------------------------------------

      Earnings before income taxes                 115,505              86,321            227,415              66,920

Income tax expense                                  44,754              32,955             88,146              26,861

                                                ---------------------------------------------------------------------
      Net income                                   $70,751              53,366            139,269              40,059
                                                =====================================================================

Income per weighted average common              $     0.13                0.11               0.26                0.08
share
                                                =====================================================================

Weighted average common shares
  outstanding                                      527,651             494,619            526,373             505,217
                                                =====================================================================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

              For The Nine Months Ended September 30, 1997 and 1996

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                                            1997                  1996
                                                                           -----                  ----
Cash Flows from Operating Activities:
   Net income                                                         $    139,269                40,059
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                (34,860)              (48,007)
      Provision for possible loan losses                                   155,000                62,500
      Provision for depreciation and amortization                          150,414                95,605
      (Gain) loss on securities                                             (2,903)               (8,908)
      (Increase) in interest receivable                                   (118,910)             (158,408)
      Decrease in other assets                                               3,796               144,670
      Increase (decrease) in other liabilities                             (22,086)              210,229
                                                                      -----------------------------------
   Net cash provided by operating activities                               269,720               337,740
                                                                      -----------------------------------

Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                         -               (9,847,592)
   Proceeds from calls and maturity of held to maturity securities         515,704            11,761,736
   Purchase of investment securities available for sale                 (5,987,057)          (15,377,979)
   Proceeds from calls and maturity of investments available for
        sale                                                               550,000             7,950,000
   Proceeds from sale of investments available for sale                  2,954,141                 -
   Net (increase) in loans                                             (10,241,181)          (10,296,512)
   Capital expenditures                                                   (592,526)             (802,918)
                                                                      -----------------------------------
   Net cash (used) in investing activities                             (12,800,919)          (16,613,265)
                                                                      -----------------------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts
        and savings accounts                                               667,368             1,981,131
   Net increase  in certificates of deposit                              6,822,017            13,859,470
   Net increase in securities sold under repurchase agreements             757,713               465,000
   Repayment of long-term debt                                            (185,000)                -
   Proceeds from sale of common stock                                       60,300               794,650
   Stock issuance costs                                                    (35,214)                -
                                                                      ----------------------------------
   Net cash provided by financing activities                             8,087,184            17,100,251
                                                                      ----------------------------------
   (Decrease) increase in cash and cash equivalents                     (4,444,015)              824,726
Cash and cash equivalents beginning of period                            9,217,953             6,367,968
                                                                      ----------------------------------
Cash and cash equivalents end of period                               $  4,773,938             7,192,694
                                                                      ==================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                        $  2,210,784             1,600,108
                                                                      ==================================
      Income taxes                                                    $    224,826                 4,500
                                                                      ==================================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                 Nine Months Ended September 30, 1997 and 1996

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 1997 and 1996

        SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and the Extinguishment of Liabilities," establishes, among other things, new criteria for determining whether a transfer of financial assets for cash or other considerations should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS No. 125 is generally effective for transactions occurring after December 31, 1996 and should be applied on a prospective basis. SFAS No. 127 deferred the effective date of certain provisions of SFAS No. 125 to certain transactions occurring after December 31, 1997. SFAS No. 125 supersedes SFAS No. 122 and itself amends various previous pronouncements of the Financial Accounting Standards Board. Adoption by the Company on January 1, 1997 did not have a material impact upon the Company's financial position or results of operation.

3.      Premises and Equipment, net

        The significant increase in premises and equipment, net at September 30, 1997 is primarily related to completion and equipping of branches in Church Hill and Rogersville, Tennessee including completion and occupancy of permanent main office banking facilities in Rogersville.

4.      Non-interest Expense

        Other non-interest expense increased by $209,358 from September 30, 1996 to September 30, 1997. Salaries and employee benefits for the period ended September 30, 1997 have increased due to the addition of personnel associated with opening of branches in Church Hill and Rogersville, Tennessee. The increase in occupancy and furniture and equipment expense is also a result of the opening of the new branches and occupying new permanent main office facilities in Rogersville. The increase in other non-interest expense is attributable to costs associated with changing the name of the Bank, promoting the new branches and overall growth.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 1997 and 1996

5.    Long-term debt

      The Company's long-term debt consists of a single note payable due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30, 1997 the rate on the note was 7.969% per annum. Principal is payable annually commencing January 31, 1996 and each January 1 thereafter as follows:

             January 31,                   Principal Due
             -----------                   -------------

                1998                       $  220,000

                1999                          255,000

                2000                          295,000

                2001                          325,000

                2002                          360,000

                2003                          395,000

                2004                          435,000

                2005                          470,000

     2006 (Final Maturity)                    510,000
                                           ----------
                                           $3,265,000
                                           ==========



      The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

6.    Contingencies

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 1997 and 1996

7.    Stock Offering

      At September 30, 1997 the Company had sold 4,020 shares of its $0.01 par value common stock for an aggregate consideration of $60,300 pursuant to the Company's offering which became effective September 11, 1996. Proceeds of the offering have been used to offset expenses of the offering and pay interest on the Company debt.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                     -------------------------------------------------

                                                     1997         1996         1997              1996
                                                     ----         ----         ----              ----


Net income                                         $70,751      $53,366      $139,269         $40,059

Per common share data:

  Net income per weighted
       average common share                         $ 0.13       $ 0.11        $ 0.26          $ 0.08

  Book value                                        $ 6.84       $ 6.69        $ 6.84          $ 6.69

Ratios:

  Return on average assets                           0.10%        0.10%         0.21%           0.08%

  Return on average common equity                    2.00%        1.83%         4.02%           1.37%

  Net spread (taxable equivalent basis)              3.49%        3.50%         3.35%           3.25%

  Net interest margin (taxable equivalent basis)     3.96%        4.06%         3.77%           3.81%

  Expense ratio                                      2.92%        3.14%         2.98%           3.48%

  Allowance for losses on loans / loans              1.33%        1.38%         1.33%           1.38%

  Non-performing loans / loans                       0.58%        0.93%         0.58%           0.93%

  Non-performing assets / loans and
       foreclosed properties                         0.76%        1.14%         0.76%           1.14%

  Shareholders' equity / total assets                5.06%        5.52%         5.06%           5.52%

  Leverage ratio (tangible capital /
       tangible average assets)                      4.88%        5.84%         5.09%           6.43%



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

ITEM 5.
OTHER INFORMATION

None

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 23.1     Consent of Welch & Associates
    Exhibit 27       Financial Data Schedule (for SEC use only)

(b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)

Date: November 10, 1997

                                       Reed D. Matney, President
                                       (principal executive officer)


Date: November 10, 1997

                                       H. Lyons Price (principal financial and
                                       accounting officer)