Form 10KSB40
period 1997-12-31
VOLUNTEER BANCORP INC
filed 1998-03-27
CIK 947440

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 33-94050

                             VOLUNTEER BANCORP, INC.
                 (Name of small business issuer in its charter)

            TENNESSEE                                    62-1271025
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              210 EAST MAIN STREET
                          ROGERSVILLE, TENNESSEE 37857
              (Address of principal executive offices and Zip Code)

                    Issuer's telephone number (423) 272-2200


Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         THE REGISTRANT'S REVENUES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 WERE $5,674,463.

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 20, 1998 IS APPROXIMATELY $5,979,390. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 29, 1998, COMMON STOCK, $.01 PAR VALUE, 539,027.
                    Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         The Company is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. The Company, with consolidated total assets of approximately $78 million at December 31, 1997, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee and conducts its operations through its subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the state of Tennessee in April 1906. The Company does not engage in any activities other than acting as a bank holding company for the Bank. The Company believes it can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

NET INTEREST INCOME

         The following table sets forth weighted average yields earned by the Company on its earning assets and the weighted average rates paid on its average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                 1997                                 1996
                                      ----------------------------------   --------------------------------
(Fully taxable equivalent)                        Interest      Average               Interest      Average
(Dollars in thousands except          Average     Income/       Yields/    Average     Income/      Yields/
for per share data)                   Balance     Expense        Rate      Balance     Expense        Rate
-------------------                   -------     -------        ----      -------     -------        ----

ASSETS:

Interest-earning assets:

Loans net of unearned income          $42,185      $4,141        9.82%     $28,647      $2,859        9.98%
U.S. Treasury and other U.S.
  government agencies                  17,065       1,113        6.52%      14,669         944        6.44%
States and municipalities                 102           8        7.84%          63           5        7.94%
Federal funds sold                      3,875         202        5.21%       4,424         227        5.13%
                                      -------                              -------
    Total interest-earning
      assets/interest income           63,227       5,464        8.64%      47,803       4,035        8.44%
                                      -------      ------                  -------
Cash and due from banks                 1,983                                1,766
Other assets                            4,675                                3,650
Allowance for loan losses               (550)                                (433)
                                      -------                              -------
    Total                             $69,335                              $52,786
                                      =======                              =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits                       $11,742        $423        3.60%     $10,526        $374        3.55%
Savings                                 2,222          66        2.97%       1,614          48        2.97%
Individual retirement accounts          4,382         246        5.61%       3,095         176        5.69%
Time certificates                      35,101       2,029        5.78%      23,521       1,352        5.75%
Securities sold under repurchase          709          43        6.06%         315          11        3.49%
Note payable                            3,281         264        8.05%       3,450         290        8.41%
                                      -------      ------                  -------      ------
  Total interest-bearing
    liabilities/interest expense       57,437       3,071        5.35%      42,521       2,251        5.29%
                                      -------                              -------
Non-interest bearing demand
  deposits                              7,710                                6,655
Other liabilities                         624                                  663
Stockholders' equity                    3,564                                2,947
                                      -------                              -------
  Total                               $69,335                              $52,786
                                      =======                              =======
Net interest earnings                              $2,393                               $1,784
                                                   ======                               ======
Net interest on interest earning
  assets                                                         3.78%                                3.73%
                                                                 =====                                =====

Return on average assets                0.31%                                0.16%
Return on average equity                6.09%                                2.88%
Cash dividends declared                    $0                                   $0
Dividend payout ratio                     N/A                                  N/A

         The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:




                                                        December 31, 1997                December 31, 1996
                                                             versus                           versus
                                                        December 31, 1996                December 31, 1995
                                                       Increase (Decrease)               Increase (Decrease)
                                                       Change Due to: (1)               Change Due to: (1)
                                                ------------------------------     -------------------------------
(Dollars in Thousands)                           Volume      Rate       Total       Volume       Rate       Total
                                                -------      ----      -------      -------      ----      -------

Increase (decrease) in(2):
Loans, net of unearned income ..............    $1,330      $(48)     $ 1,282      $ 1,201      $ 21      $ 1,222
U.S. Treasury and other U.S.
   government agency securities ............       156        13          169          329        33          362
States and municipal securities ............         3         0            3           (7)       (4)         (11)
Federal funds sold .........................       (29)        4          (25)         119       (14)         105
                                               -------      ----      -------      -------      ----      -------
         Total interest income .............     1,460       (31)       1,429        1,643        35        1,678
                                               -------      ----      -------      -------      ----      -------

Increase (decrease) in(2):
Demand deposits ............................        44         5           49           65        14           79
Savings deposits ...........................        18        (0)          18           27         0           27
Individual retirement accounts .............        72        (2)          70           55         3           58
Time certificates ..........................       669         8          677          802        22          824
Securities sold under repurchase agreements         32         0           32           11         0           11
Note payable ...............................       (14)      (12)         (26)          91       (13)          78
                                               -------      ----      -------      -------      ----      -------
         Total interest expense ............       821        (1)         820        1,052        25        1,077
                                               -------      ----      -------      -------      ----      -------

Increase (decrease) in net
  interest income ..........................   $   639      $(30)     $   609      $   591      $ 10      $   601
                                               =======      ====      =======      =======      ====      =======

----------
(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. The Rate/Volume Change equals the change in volume times the change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of these components bears to the absolute value of their total. The change attributable to securities sold under repurchase agreements is allocated 100% as a change in volume for 1996.

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

         The Company does not operate an asset/liability management model. No estimates of the impact of changing interest rates on historical or projected earnings are available. The current level of interest rate risk can, however, be inferred from maturity and repricing data. At December 31, 1997, the Company had a negative cumulative repricing gap within one year of approximately $29.3 million, or approximately 40.82% of total earning assets. This negative repricing gap indicates that the Company's future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

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

         The following table represents an interest sensitivity profile for the Company as of December 31, 1997 and 1996. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.



                                                                             December 31, 1997
                                             ------------------------------------------------------------------------------
                                              Within        After 3 months   After 12 months
                                             3 months      Within 12 months   Within 5 years    After 5 years         Total
                                             --------      ----------------   --------------    -------------         -----
(Dollars in thousands)
EARNING ASSETS:
Loans .....................................  $ 13,174          $ 11,901          $ 23,140           $   468          $48,683
Investment Securities:
     Available for sale....................         0               498             5,766            10,845           17,109
     Held to maturity .....................       500               325               200                60            1,085
Federal funds sold ........................     4,842                 0                 0                 0            4,842
                                                                                                    -------          -------
         Total earning assets..............  $ 18,516          $ 12,724          $ 29,106           $11,373          $71,719
                                             ========          ========          ========           =======          =======

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits..................  $ 31,040          $ 24,993          $  4,238           $     0          $60,271
Securities sold under repurchase...........
agreements.................................     1,217                 0                 0                 0            1,217
Long-term debt ............................     3,265                 0                 0                 0            3,265
                                             --------          --------          --------           -------          -------
Total interest-bearing liabilities.........  $ 35,522          $ 24,993          $  4,238           $     0          $64,753
                                             ========          ========          ========           =======          =======
Net repricing gap .........................  $(17,006)         $(12,269)         $ 24,868           $11,373          $ 6,966
                                             ========          ========          ========           =======          =======
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets .................   -23.71%           -17.11%             34.67%            15.86%            9.71%
                                             ========          ========          ========           =======          =======
Cumulative gap ............................  $(17,006)         $(29,275)         $ (4,407)          $ 6,966
                                             ========          ========           =======           =======
Cumulative gap as a percentage of
  total earning assets ....................   -23.71%           -40.82%            -6.14%              9.71%
                                             ========          ========           =======           =======

                                                                            December 31, 1996
                                             ------------------------------------------------------------------------------
                                              Within        After 3 months   After 12 months
                                             3 months      Within 12 months   Within 5 years    After 5 years         Total
                                             --------      ----------------   --------------    -------------         -----
(Dollars in thousands)
EARNING ASSETS:
Loans ...................................   $ 13,186          $  5,994          $ 15,335           $ 1,082          $35,597
Investment Securities:
     Available for Sale .................          0               754             5,696             7,069           13,519
     Held to maturity ...................      1,087                 0               251               266            1,604
Federal funds sold ......................      6,446                 0                 0                 0            6,446
                                            --------          --------          --------           -------          -------
         Total earning assets ...........   $ 20,719          $  6,748          $ 21,282           $ 8,417          $57,166
                                            ========          ========          ========           =======          =======

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits ...............   $ 27,560          $ 18,146          $  2,071           $     0          $47,777
Securities sold under repurchase ........
agreements ..............................        175                 0                 0                 0              175
Long-term debt ..........................      3,450                 0                 0                 0            3,450
                                            --------          --------          --------           -------          -------
         Total interest-bearing
           liabilities ..................   $ 31,185          $ 18,146          $  2,071           $     0          $51,402
                                            ========          ========          ========           =======          =======
Net repricing gap .......................   ($10,466)         $(11,398)         $ 19,211           $ 8,417          $ 5,764
                                            ========          ========          ========           =======          -------
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets ...............    -18.31%           -19.94%             33.61%            14.72%           10.08%
                                            ========          ========          ========           =======          =======
Cumulative gap ..........................   $(10,466)         $(21,864)         $ (2,653)          $ 5,764
                                            ========          ========          ========           =======
Cumulative gap as a percentage of
  total earning assets ..................    -18.31%           -38.25%            -4.64%             10.08%
                                            ========          ========          ========           =======

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

DEPOSITS

         The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 1997 and 1996.



                                                                1997            1996
                                                               -------         -------
(In Thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations ..................  $ 8,570         $ 7,531
U. S. Government and states and political subdivisions ......       83              37
Certified and official checks ...............................      164             332
                                                               -------         -------
  Total non interest-bearing deposits .......................    8,817           7,900
                                                               -------         -------

Interest-bearing deposits:
Interest-bearing demand accounts ............................   12,636          11,151
Savings accounts ............................................    2,585           1,861
Individual retirement accounts ..............................    1,674           1,609
Certificates of deposit, less than $100,000 .................   33,405          24,507
Certificates of deposit, greater than $100,000 ..............    9,970           8,649
                                                               -------         -------
  Total interest-bearing deposits ...........................   60,270          47,777
                                                               -------         -------

  Total deposits ............................................  $69,087         $55,677
                                                               =======         =======


         The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods as indicated:


                                                                     December 31,
                                         ------------------------------------------------------------
                                                        1997                          1996
                                         -----------------------------     --------------------------
(In Thousands)
Non interest-bearing deposits .........  $ 7,710                            $ 6,655
Savings deposits ......................    2,222                 2.97%        1,614             2.97%
Individual retirement accounts ........    4,382                 5.61%        3,095             5.69%
Time deposits .........................   35,101                 5.78%       23,521             5.75%
Interest-bearing demand deposits ......   11,742                 3.60%       10,526             3.55%
                                         -------                            -------
         Total deposits ...............  $61,157                            $45,411
                                         =======                            =======


         At December 31, 1997 and 1996, time deposits greater than $100,000 aggregated approximately $10.0 million and $8.6 million, respectively. The following table indicates, as of December 31, 1997 and 1996, the dollar amount of $100,000 or more deposits by the time remaining until maturity:


                                       1997                                    1996
                    ---------------------------------------    -----------------------------------
                                           1 Year                                   1 Year
                    3 Months    3 to 12   through              3 Months  3 to 12   through
                     or less     Months   5 years     Total     or less   Months   5 years   Total
                     -------     ------   -------     -----     -------   ------   -------   -----
(In Thousands)
Time certificates     $3,199     5,625     1,146     $9,970     $3,262     4,967     420     $8,649
                      ======     =====     =====     ======     ======     =====     ===     ======

ASSETS

         The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest earning assets by category at December 31, 1997 and 1996.



                                 1997            1996
                               --------        --------
(In Thousands)
Investment securities:
  Available for sale ........  $ 17,109        $ 13,519
  Held to maturity ..........     1,085           1,604
Federal funds sold ..........     4,842           6,446
Loans:
  Real estate ...............    32,760          23,398
  Commercial and other ......    15,923          12,199
                               --------        --------
    Total loans .............    48,683          35,597
   Less unearned income .....      (213)           (260)
                               --------        --------
  Loans, net of unearned
    income ..................    48,470          35,337
                               --------        --------
Interest earning assets .....  $ 71,506        $ 56,906
                               ========        ========


INVESTMENT PORTFOLIO

         At year end 1997, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 100% of the investment portfolio. The following table presents the composition of the carrying value of the Company's investment portfolio at December 31, 1997 and 1996.


                                                        1997          1996
                                                       -------      --------
(In Thousands)
Held to maturity:
U.S. Treasury Securities                               $     0       $     0
Obligations of U.S. Government agencies                  1,085         1,604
Obligations of states and political subdivisions             0             0
                                                       -------       -------
                                                       $ 1,085       $ 1,604
                                                       =======       =======
Available for sale:
U.S. Treasury securities                               $ 3,964       $ 4,410
Obligations of U.S. Government agencies                 13,042         9,006
Obligations of states and political subdivisions           103           103
                                                       -------       -------
                                                       $17,109       $13,519
                                                       =======       =======

         The following table presents the maturity distribution of the amortized cost and estimated market value of the Company's investment portfolio at December 31, 1997 and 1996. The weighted average yields on these instruments are presented based on final maturity. Yields on obligations of states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.


                                                             1997                                        1996
                                              --------------------------------------      ---------------------------------
                                                           Estimated        Weighted                   Estimated   Weighted
                                              Amortized      Market          Average      Amortized     Market      Average
                                                Cost          Value           Yield        Cost          Value       Yield
                                                ----          -----           -----        ----          -----       -----
(Dollars in Thousands)
Held to maturity:
-----------------
Obligations of U.S.
  Government agencies:
  Due within 1 year .......................... $   500       $   494                      $   250       $   251
  Due after 1 year but within 5 years ........     250           247                        1,001           987
  Due after 5 years but within
    10 years .................................     200           199                          200           196
  Due after 10 years .........................     135           143                          153           162
                                               -------       -------                      -------       -------
     Total ................................... $ 1,085       $ 1,083          5.64%       $ 1,604       $ 1,596       5.85%
                                               =======       =======                      =======       =======
Available for sale:
-------------------
U.S. Securities:
  Due within 1 year .......................... $   493       $   498                      $   500       $   504
  Due after 1 year but within 5 years ........   3,435         3,466                        3,883         3,906
                                               -------       -------                      -------       -------
    Total ....................................   3,928         3,964          6.19%         4,383         4,410       6.21%
                                               -------       -------                      -------       -------
Obligations of U.S. Government
agencies:
  Due within 1 year ..........................     704           702                          248           250
  Due after 1 year but within 5 years ........   2,726         2,745                        1,797         1,791
  Due after 5 years but within 10 years ......   9,567         9,595                        7,071         6,965
                                               -------       -------                      -------       -------
   Total .....................................   12997        13,042          6.29%         9,116         9,006       6.63%
                                               -------       -------                      -------       -------
Obligations of states and political
subdivisions:
  Due after 5 years but within 10 years ......     100           103          5.00%           100           103       4.99%
                                               -------       -------                      -------       -------
Total ........................................ $17,025       $17,109          6.26%       $13,599       $13,519       6.50%
                                               =======       =======                      =======       =======


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

         The Company's investment securities portfolio of $18,193,760 at December 31, 1997, consisted of $1,085,104 of securities held to maturity, which are carried at amortized cost and $17,108,656 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $98,995 and unrealized losses were $14,997. The Company's investment securities portfolio of $15,122,740 at December 31, 1996, consisted of $1,603,847 of securities held to maturity, which are carried at amortized cost and $13,518,893 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $51,909 and unrealized losses were $132,332.

         As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $8,563 and unrealized losses of $10,429 at December 31, 1997, compared to $9,264 unrealized gains and $16,955 unrealized losses at year end December 31, 1996.

         At December 31, 1997, the Company had approximately $250,000 of structured notes in the held to maturity category, which constitutes approximately 1.4% of its investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest rate movements and expose the Company to greater market risk than traditional medium-term notes. All of the Company's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The unrealized loss in these securities was approximately $3,000 or 28.8% of total gross unrealized losses on held to maturity securities. It is management's intent to hold these securities to maturity. The market risk associated with the structured notes is not considered material to the Company's financial position, results of operations or liquidity.

         At December 31, 1997, the Company had two inverse floaters issued by the Federal Home Loan Bank totaling $500,000 in the held to maturity category. These notes represented approximately 2.75% of the investment portfolio. The unrealized loss of approximately $6,000 associated with these notes represented approximately 57.5% of the Company's gross unrealized losses in the held to maturity category. These notes have uncertain cash flows which are driven by interest rate movements and may expose the Company to greater market risk than traditional medium-term notes. In addition, these notes contain quarterly call and repricing features which may expose the Company to greater prepayment and interest rate risks. These notes were acquired by the former management of the Company based on the assumption of continued falling interest rates. A continued rise in interest rates would increase the unrealized losses associated with these notes. It is management's intent to hold these notes to maturity. The market risk associated with these inverse floaters is not considered material to the Company's financial position, results of operations or liquidity.

LOAN PORTFOLIO

         Total loans of $48,683,000 at December 31, 1997, reflected an increase of $13,086,000 compared to total loans for the year ended December 31, 1996. Residential real estate loans, which historically have had low loss experience, increased $4,890,000 or 39.8%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $4,472,000 or 40.2%. Commercial and industrial loans and agricultural loans increased by $1,376,000 or 34.4%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans increased by $2,638,000 , or 33.6%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hancock and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions. The following table sets forth the composition of the Company's loan portfolio at December 31, 1997 and 1996.


                                            1997        1996
                                           -------     -------
(In Thousands)
Real estate loans:
  Construction and land development ..     $ 5,716     $ 3,214
  Secured by farmland and improvements       2,508       2,278
  Secured by residential properties ..      17,171      12,281
  Commercial real estate loans .......       7,365       5,625
                                           -------     -------
     Total real estate loans .........      32,760      23,398
                                           -------     -------
Loans to farmers .....................         547         596
Commercial and industrial loans ......       4,829       3,404
Installment loans ....................       8,304       6,388
Other consumer loans .................       2,189       1,467
All other loans ......................          54         344
                                           -------     -------
    Total loans.......................     $48,683     $35,597
                                           =======     =======

         The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year.


                                                December 31, 1997
                                    ------------------------------------------
                                                  Maturity Range
                                    ------------------------------------------
                                    One Year  One Through       Over
(In Thousands)                      or Less    Five Years    Five Years    Total
                                    -------    ----------    ----------   -------
Real estate construction loans      $ 5,689     $    27        $    0     $ 5,716
Real estate mortgage loans ....      10,041      12,520         4,483      27,044
Commercial and industrial loans       3,681       1,148             0       4,829
Agricultural loans ............         369         178             0         547
All other loans ...............       3,832       6,524           191      10,547
                                    -------     -------         ------     -------

  Total loans .................     $23,612     $20,397         $4,674     $48,683
                                    =======     =======         ======     =======

         The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is set forth below.


Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 1997 (in thousands):


Fixed rate .................................     $13,958
Floating rate ..............................       4,603
                                                 -------
                                                 $18,561
                                                 -------
Other loans maturing after one year:

Fixed rate .................................     $ 6,501
Floating rate ..............................           9
                                                 -------
                                                 $ 6,510
                                                 -------
         Total loans maturing after one year     $25,071
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

         The board of directors at its regularly scheduled meetings reviews all new loans in excess of $100,000 made the preceding month. Loans which are 30 days or more past due are reviewed monthly.

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

         The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $660,336 at year end 1997, or 1.36% of loans outstanding, net of unearned income, compared to $57,432 or 1.29% at year end 1996. The following table presents data related to the Company's reserve for loan losses for the years ended December 31, 1997 and 19965.


                                                                                              1997        1996
                                                                                              -----       -----
(Dollars In Thousands)

Balance at beginning of period ..........................................................     $ 457       $ 401
Charge offs:
  Commercial, financial and agricultural ................................................        (4)        (30)
  Real estate mortgage ..................................................................         0           0
  Installment loans to individuals ......................................................       (14)        (49)
                                                                                              -----       -----
                                                                                                (18)        (79)
                                                                                              -----       -----
Recoveries:
  Commercial, financial and agricultural ................................................         1          19
  Real estate mortgage ..................................................................         0           0
  Installment loans to individuals ......................................................         5          16
                                                                                              -----       -----
                                                                                                  6          35
                                                                                              -----       -----
Net charge offs .........................................................................       (12)        (44)
                                                                                              -----       -----
Additions to charged to operations ......................................................       215         100
                                                                                              -----       -----
Balance at end of period ................................................................     $ 660       $ 457
                                                                                              =====       =====

Ratio of net charge offs during the period to average loans outstanding during the period      0.03%       0.15%
                                                                                              =====       =====
Average allowance for loan losses to average total loans ................................      1.30%       1.51%
                                                                                              =====       =====

         At December 31, 1997 and 1996, the allowance for loan losses was allocated as follows:

                                                                                        1997                       1996
                                                                              ------------------------     ------------------------
                                                                                          Percent of                   Percent of
                                                                                         loans in each                loans in each
                                                                                          category to                  category to
                                                                              Amount      total loans      Amount      total loans
                                                                              ------      -----------      ------      -----------
(Dollars in thousands)
Commercial, financial and agricultural ...............................         $165          11.04%         $ 70          12.20%
Real estate mortgage .................................................            0          67.29%          168          65.73%
Installment loans to individuals .....................................          495          21.67%          219          22.07%
                                                                               ----         ------          ----         ------
   Total .............................................................         $660         100.00%         $457         100.00%
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

                                                                                            December 31,
                                                                                          -----------------
Nonperforming assets (Dollars in thousands):                                              1997         1996
                                                                                          ----         ----
Nonaccrual loans ................................................................         $ 70           $98
Restructured loans ..............................................................            0             0
Other loans past due 90 days or more to principal or interest payments ..........          186            84
Nonperforming loans as a percentage of net loans before allowance for loan losses         0.53%         0.52%
Allowance for loan losses as a percentage of nonperforming loans ................       257.81%       251.10%

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

         The following table sets forth liquidity ratios for the periods indicated:



                                                               1997          1996
                                                              -----          -----
Average loans to average deposits ...................         68.98%         63.08%


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

         The Company's consolidated capital ratios are set forth below. See Note 12 to Notes to Consolidated Financial Statements for Bank-only capital ratios.


                                                                                     December 31, 1997     December 31, 1996
                                                                                     -----------------     -----------------
(Dollars in Thousands)
CAPITAL:
Tier I capital:
         Stockholders' common equity .............................................         $  3,871           $  3,397
         Less unrealized (loss) gain in securities ...............................               52                (50)
         Less disallowed intangibles .............................................             (203)              (221)
                                                                                           --------           --------
                  Total Tier I capital ...........................................            3,616              3,226
Tier II capital:
         Qualifying allowance for loan losses ....................................              609                457
                                                                                           --------           --------
                  Total capital ..................................................         $  4,225           $  3,683
                                                                                           ========           ========
Risk-adjusted assets .............................................................         $ 48,725           $ 37,066
Quarterly average assets .........................................................         $ 76,127           $ 60,836
RATIOS:
Tier I capital to risk-adjusted assets ...........................................             7.42%              8.70%
Tier II capital to risk-adjusted assets ..........................................             1.25%              1.23%
Total capital to risk-adjusted assets ............................................             8.67%              9.94%
Leverage   Tier I capital to quarterly average assets less disallowed intangibles              4.83%              5.31%

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

         The following table lists the five categories of capital and each of the minimum requirements for the three risk- based capital ratios.


                                                          Total Risk-Based      Tier I Risk-Based         Leverage
                                                            Capital Ratio         Capital Ratio             Ratio
                                                            -------------         -------------             -----
Well-capitalized......................................      10% or above           6% or above          5% or above
Adequately capitalized................................       8% or above           4% or above          4% or above
Undercapitalized......................................      Less than 8%          Less than 4%          Less than 4%
Significantly undercapitalized........................      Less than 6%          Less than 3%          Less than 3%
Critically undercapitalized...........................           --                    --                2% or less

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

         The Company believes that at March 1, 1998, the Bank was well capitalized under the criteria discussed above.

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

BROKERED DEPOSITS AND PASS-THROUGH INSURANCE

         The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that the Bank was well capitalized as of March 1, 1998, the Company believes the brokered deposits regulation will have not material effect on the funding or liquidity of the Bank.

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

EMPLOYEES

         At December 31, 1997, the Company had a total of 41 employees with 37 of those employed on a full-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank's main office is located at 210 East Main Street in Rogersville, Tennessee. The property consists of a masonry building with approximately 10,000 square feet, 7,500 square feet of which is used by the Bank. The Bank has a branch in Sneedville, Tennessee which is a masonry building of approximately 7,000 square feet, which is constructed on a half acre of land owned by the Bank. The Bank operates a third location as a branch in Church Hill. All facilities have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company conducted public offering of its Common Stock in 1997 at a price of $15 per share (the "Offering"). There is no established public market for the shares. Management of the Company is aware that isolated transactions in the Common Stock occur from time to time. To the best of the knowledge of the Company the most recent transaction in the Common Stock was December 31, 1997 and was for the price of $15.00 per share.

         There were 480 holders of record of the Common Stock as of March 20, 1998.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and changes therein and results of operations of the Company and the Bank for the years ended December 31, 1997 and 1996.

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

RESULTS OF OPERATIONS

         Net income for 1997 was $216,775 increasing $132,255 compared with net income of $84,520 for 1996. The Company's return on average assets was 0.31% for 1997 or 1.94 times the return on average assets of 0.16% for 1996. The Company's return on average equity improved to 6.09% for 1997 compared with 2.88% for 1996.

         The Company's net income for 1997 and 1996 were impacted by the following:

         -- The yield on average interest earnings assets was 8.64% for 1997 increasing 0.20% from 8.44% for 1996.

         -- Average earning assets increased $15,424,000 to $63,227,000 for 1997 compared to $47,803,000 for 1996.

         -- Yield on average interest bearing liabilities increased 0.06% from 5.29% in 1996 to 5.35% for 1997.

         -- Average interest bearing liabilities increased $14,916,000 to $57,437,000 for 1997 compared to $42,521,000 for 1996.

         -- Average interest earning assets to average total assets increased slightly from 90.56% for 1996 to 91.19% for 1997.

         -- Average interest bearing liabilities to average total assets increased from 80.55% for 1986 to 82.84% for 1997.

         As a result of the foregoing net interest income as a percentage of average interest earning assets increased from 3.73% for 1996 to 3.78% for 1997. Accordingly, net interest income for 1997 of $2,390,137 was only $607,008 greater than net interest income of $1,783,129 for 1997.

         Net interest income for 1997 was positively impacted by a decrease in interest expense of $26,000 on parent company only borrowings. Of this decrease of $26,000 approximately $14,000 was attributable to a decrease in average borrowings. Average parent company only borrowings were $3,281,000 for 1997 or a decrease of $169,000 compared to 1996 of $3,450,000. The remaining decrease of $12,000 was attributable to a decrease in the average rate on such outstanding borrowings from 8.41% for 1996 to 8.05% for 1997. The borrowing was incurred by the Company in order to increase the capital of its subsidiary bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

         The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31, 1997 and 1996.



                                                     1997                                 1996
                                      --------------------------------     --------------------------------
(Fully taxable equivalent)                       Interest      Average               Interest      Average
(Dollars in thousands except          Average     Income/      Yields/     Average    Income/      Yields/
for per share data)                   Balance     Expense       Rate       Balance    Expense        Rate
                                      -------     -------       ----       -------    -------        ----
ASSETS:

Interest-earning assets:

Loans net of unearned income          $42,185      $4,141        9.82%     $28,647      $2,859        9.98%
U.S. Treasury and other U.S.
  government agencies                  17,065       1,113        6.52%      14,669         944        6.44%
States and municipalities                 102           8        7.84%          63           5        7.94%
Federal funds sold                      3,875         202        5.21%       4,424         227        5.13%
                                      -------      ------                  -------      ------
    Total interest-earning
      assets/interest income           63,227       5,464        8.64%      47,803       4,035        8.44%
                                      -------      ------                  -------      ------
Cash and due from banks                 1,983                                1,766
Other assets                            4,675                                3,650
Allowance for loan losses               (550)                                (433)
                                      -------                              -------
    Total                             $69,335                              $52,786
                                      =======                              =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits                       $11,742        $423        3.60%     $10,526        $374        3.55%
Savings                                 2,222          66        2.97%       1,614          48        2.97%
Individual retirement accounts          4,382         246        5.61%       3,095         176        5.69%
Time certificates                      35,101       2,029        5.78%      23,521       1,352        5.75%
Securities sold under repurchase          709          43        6.06%         315          11        3.49%
Note payable                            3,281         264        8.05%       3,450         290        8.41%
                                      -------      ------                  -------      ------
  Total interest-bearing
    liabilities/interest expense       57,437       3,071        5.35%      42,521       2,251        5.29%
                                      -------      ------                  -------      ------
Non-interest bearing demand
  deposits                              7,710                                6,655
Other liabilities                         624                                  663
Stockholders' equity                    3,564                                2,947
                                      -------                              -------
  Total                               $69,335                              $52,786
                                      =======                              =======
Net interest earnings                              $2,393                               $1,784
                                                   ======                               ======
Net interest on interest earning
  assets                                                         3.78%                                3.73%
                                                                 =====                                =====

Return on average assets                0.31%                                0.16%
Return on average equity                6.09%                                2.88%
Cash dividends declared                    $0                                   $0
Dividend payout ratio                     N/A                                  N/A


         Non-interest expense increased $310,722 from $1,723,418 for 1996 to $2,034,140 for 1997. However, non-interest expense as a percentage of average assets decreased by 0.33% from 3.26% in 1996 to 2.93% for 1997.

         The following table presents non-interest expense for 1997 compared to 1996 as a percentage of average assets and the changes therein (in thousands):



                                          1997                           1996
                                          ----                           ----                 Increase     % Increase
                                               % Average                      % Average      (Decrease)     (Decrease)
  Non-interest Expense            Amount         Assets          Amount         Assets        1997/1996     1997/1996
                                  ------         ------          ------         ------        ---------     ---------

Salaries and employee             $1,094          1.58%            $976          1.85%           $118          12.09%
benefits
Occupancy, net                       160          0.23%             103          0.20%             57          55.34%
Furniture and equipment              206          0.30%             142          0.27%             64          45.07%
Directors fees                        49          0.07%              49          0.09%              0           0.00%
Advertising                           59          0.09%              67          0.13%             -8         -11.94%
FDIC insurance                         7          0.01%               2         0.004%              5         250.00%
Office supplies                       29          0.04%              30          0.06%             -1          -3.33%
Professional services                 40          0.06%              85          0.16%            -45         -52.94%
Telephone                             34          0.05%              29          0.05%              5          17.24%
Postage and courier                   84          0.12%              49          0.09%             35          71.43%
Other                                272          0.39%             192          0.36%             80          41.67%
                                  ------          ----           ------         -----            ----          -----
                                  $2,034          2.93%          $1,724         3.264%           $310          17.98%
                                  ======          ====           ======         =====            ====          =====



         Non-interest expenses increased 17.98% in absolute terms from 1996 to 1997 but decreased as a percentage of average total assets. The decrease is attributable to an expansion of the Company's asset base without a corresponding increase in non-interest expenses. Occupancy expense increased in 1997 by 55.34% primarily attributable to the opening of the Bank's new main office facilities in Rogersville in 1997. Non-interest expense as a percentage of average assets is expected to continue to decline as growth in Bank assets is expected to increase faster than the growth in non-interest expense.

         The provision for loan losses in 1997 was $215,000 or $115,000 greater than the provision for loan losses of $100,000 for 1996. The provision for loan losses is the amount management deems necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserve is determined by management after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by the Company, historic loan-loss experience, loan mix and the level of loans relative to reserves.

         Non-interest income increased $33,783 from $179,132 in 1996 to $212,915 in 1997.

         Income tax expense increased $82,814 from $54,323 in 1996 to $137,137 in 1997.

FINANCIAL POSITION

Company total assets grew 23.43% or $14.85 million during 1997 to $78.25 million at year end 1997 from $63.39 million at year end 1996. This growth is primarily attributable to growth of $14.45 million in deposits and securities sold under repurchase agreements during 1996 to $70.30 million at year end 1997 from $55.85 million at year end 1996.

         Portfolio securities grew $3.07 million in 1997 to $18.19 million at year end 1997 from $15.12 million at year end 1997 while federal funds decreased $1.60 million during 1997.

         Loans increased $13.13 million during 1997 to $48.47 million at year end 1997 compared to $35.34 million at year end 1996. Of this growth real estate mortgage loans grew $9.36 million in 1997 and consumer loans grew $2.64 million in 1997. Real estate mortgage loans represented 67.59% of gross outstanding loans at year end 1997. Consumer loans represented 21.65% of gross outstanding loans at year end 1997.

         Deposits and securities sold under repurchase agreements grew $14.45 million in 1997 from $55.85 million at year end 1996 to $70.30 million at year end 1997.

CAPITAL REQUIREMENTS

         The Company's equity capital was $3.87 million at year end 1997 compared to $3.40 million at year end 1996. This increase of approximately $470,000 consists of the Company's net income for 1997 of $216,775, an increase in the unrealized gain net of tax on securities available for sale of $101,941, and the issuance of new common shares for the balance net of applicable expenses of sale of approximately $155,000. No dividends were paid by the Company during 1997 and the Company does not expect to pay dividends any time in the foreseeable future.

         The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The Bank is prohibited from paying any dividends, other than to service the parent company indebtedness, for two years from the opening of branches in Rogersville and Church Hill, Tennessee (opened during 1996) without the prior written approval of the Commissioner of Financial Institution for the State of Tennessee. At December 31, 1997, the Bank had approximately $399,703 tangible capital in excess of the 8% Tier I leverage capital required to be maintained by State bank regulators during the three years subsequent to beginning operations in Hawkins County, Tennessee. Such excess tangible capital may be used to pay dividends from the Bank without prior regulatory approval but only if necessary to service parent company indebtedness in accordance with the terms of such indebtedness.

         The Bank has committed to State banking regulators, in connection with the approval to open branches during 1996 in Rogersville and Church Hill, Tennessee that it would, among other things, maintain a Tier I capital plus loan loss reserve to asset ratio of not less than 10% during the first three years after approval. This condition was modified by State banking regulators on September 19, 1997 to require the Bank to maintain a Tier I leverage ratio of no less than 8% for the three years subsequent to commencing operation in Hawkins County, Tennessee. The actual Tier I leverage ratio maintained by the Bank was 8.75% and 10.26% on an end of period basis at December 31, 1997 and 1996, respectively. The actual tangible capital maintained by the Bank at December 31, 1997 and 1996 after the Rogersville and Church Hill branches were opened was $6,639 and $6,488 million, respectively, which was consistent with the approval regarding opening the branches.

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

         Management believes, as of December 31, 1997, that the Bank and Company meet all capital requirements to which they are subject and that they are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

         The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at December 31, 1997.

LIQUIDITY RESOURCES

         Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and security repayments or sales of available for sale securities.

         During 1997 the Company increased available for sale securities by $3.59 million from $13.52 million at year end 1996 to $17.11 million at year end 1997.

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

         A traditional measure of interest rate sensitivity and its impact upon the next years earnings is the Company's one-year gap position (total assets subject to repricing less total liabilities subject to repricing). A negative one-year gap position generally exposes the Company's earnings to rising short term rates over the period and thus reduced net interest income because current liabilities reprice faster than current assets. However, this earnings exposure can be mitigated during the period if total asset growth is sufficient such that new assets are priced at relatively higher rates and new deposit maturities are extended. At December 31, 1997 the Company had a cumulative one year negative gap of (40.82%) or a net of $29.275 million in liabilities repricing faster than assets.

         While the one-year-gap measure helps provide some information about a financial institution's interest sensitivity, it does not predict the trends of future earnings.

         The Company's investment in derivatives at year end 1997 was $500,000 at cost. These two securities had an approximate market value at that time of $493,558. Both securities are "inverse floaters," maturing in 1998 and are the obligation of the Federal Home Loan Bank, a quasi-government agency. Ultimate collection of the par amount of the obligations is relatively risk free. However, until maturity, earnings will be impacted either positively or negatively depending upon the prevailing level of interest rates. In essence, an inverse floater generally earns more in a falling interest rate environment and earns less in a rising interest rate environment. At December 31, 1997 one of these securities was earning at 4.338% while the other was earning at 4.738%. Both securities have a par amount of $250,000. These securities were acquired by prior management during 1994 because of their then attractive yields and the then expectation that interest rates would continue falling or remain stable. Current management intends to hold these securities until maturity and has no present plans or intentions of investing in similar instruments in the future.

ASSET QUALITY

         Non-performing and other loans past due 90 days or more were $256,636 at year end 1997 compared to $181,926 at year end 1996 representing an increase of $74,710. Non-performing loans as a percentage of net loans before the allowance for loan losses was 0.53% at year end 1997 and 0.51% at year end 1996. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was 257.8% at year end 1997 and 251.4% at year end 1996. The Company had no material restructured loans in 1997 or 1996. The asset quality of the Company continues to be good which is a result of good underwriting standards coupled with aggressive collection efforts and a good local economy.

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

YEAR 2000 COMPLIANCE

         The Company does not expect the cost of converting its computer systems to year 2000 compliant software to be material to its financial condition or results of operations. The Company believes it will achieve year 2000 compliance in a timely manner and does not anticipate any disruption in its operations as the result of any failure by the Company to be in compliance.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Index to Consolidated Financial Statements:

         Independent Auditor's Report...........................................................................F-1

         Consolidated Balance Sheets at December 31, 1997 and 1996..............................................F-2

         Consolidated Statements of Earnings for the years ended December 31, 1997 and 1996.....................F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 1997 and 1996....................................................................F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996...................F-5

         Notes to Consolidated Financial Statements.............................................................F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Following is certain information regarding the nominee directors and executive officers of the Company.

         REED D. MATNEY (48) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

         G. DOUGLAS PRICE (57) has served as a Director since 1994. Mr. Price is employed as the Executive for Hawkins County, Tennessee.

         WILLIAM E. PHILLIPS (50) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

         H. LYONS PRICE (63) has served as the Secretary/Treasurer and Director since 1994. Mr. Price was employed by First Union National Bank of Tennessee until June 1993.

         GARY E. VARNELL (51) has served as a Director of the Company since 1994. Mr. Varnell is the owner and operator of a retail office products store in Rogersville, Tennessee.

         DR. TRUETT H. PIERCE (70) has served as a Director of the Company since 1994. Dr. Truett practices medicine in Sneedville, Tennessee.

         GEORGE L. BROOKS (68) has served as a Director of the Company since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

         SHIRLEY A. PRICE (63) has served as a Director of the Company since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee.

         LEON GLADSON (72) has served as a Director of the Company since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

         EDDIE FREEMAN (45) has served as a Director of the Company since 1995 and serves as Vice President and Manager of the Bank's Church Hill office.

         NEIL D. MILLER (78) has served as a Director of the Company since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

         M. CARLIN GREENE (55) has served as a Director of the Company since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

         SCOTT F. COLLINS (49) has served as a Director of the Company since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

         LAWRENCE E. GRAY (53) has served as a Director of the Company since 1994 and serves as Executive Vice President of the Bank.

         No director of the Company is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

         During 1997 the Board of Directors of the Company held one meeting. The Directors of the Company also serve as directors of the Bank. The Board of Directors of the Bank held 12 meetings in 1997. No director attended less than 75% of the meetings held by the Company or the Bank during 1997. The Directors received no compensation as directors of the Company but as directors of the Bank received $300 for each meeting attended.

         The Board of Directors has three committees. Messrs. Phillips, H. Lyons Price and Matney serve as the Executive Committee, Messrs. Doug Price, Gladson and Collins serve as members of the Audit Committee and Messrs. Phillips, Matney, H. Lyons Price and G. Douglas Price serve as members of the Trust Committee. These persons receive no compensation as members of such committees.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid by the Company to the chief executive officer of the Company. No other executive officer of the Company received cash compensation in excess of $100,000 (determined as of the end of 1997) for the years ended December 31, 1997, 1996, and 1995.

                                                                          Annual
                                                                       Compensation
                                                                       ------------
Name and Position                               Year                     Salary ($)
-----------------                               ----                   ------------
Reed Matney                                     1997                       72,000
Chief Executive Officer and President           1996                       66,000
                                                1995                       65,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 20, 1998, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and persons nominated to become directors of the Company and executive officers; and (iii) directors and executive officers of the Company as a group.

                                                            Amount and Nature
                        Name of                          of Beneficial Ownership                Percent
                    Beneficial Owner                       (Number of Shares)                  of Class
                    ----------------                       ------------------                  --------
(i)       Ralph T. Hurley                                          85,500                        16.26%
          Rt. 2 Box 157
          Sneedville, TN  37869

          William E. Phillips(1)                                   21,735                         4.03
          312 Main Street
          Rogersville, TN 37857

(ii)      William E. Phillips(1)                                   21,735                         4.03

          Lawrence E. Gray(2)                                      18,581                         3.45

          Shirley A. Price                                          7,937                         1.47

          Reed D. Matney                                            8,323                         1.54

          Leon Gladson                                              3,663                            *

          Eddie Freeman                                             1,832                            *

          G. Douglas Price(3)                                      15,874                         3.00

          Gary E. Varnell(4)                                       16,200                         3.00

          Scott F. Collins                                          1,587                            *

          H. Lyons Price                                            6,105                         1.13

          George L. Brooks                                          6,105                         1.13

          M. Carlin Greene                                          9,158                         1.70

          Dr. Truett H. Pierce(5)                                  12,211                         2.26

          Neil D. Miller                                           11,090                         2.06

(iii)     Directors and executive officers                        140,401                        26.05%
          as a group (14 persons)

-------------
*        Less than 1%

(1) Includes 12,211 shares owned by the Joe H. Wilson Trust, for which Mr. Phillips serves as co-trustee.
(2) Includes 12,211 shares owned jointly with his father, for which he disclaims voting and investment power.
(3) Includes 6,105 shares owned by his spouse, for which he disclaims voting and investment power.
(4)      Includes 320 shares owned jointly with his two sons.
(5) Includes 9,158 shares owned by his spouse, for which he disclaims voting and investment power.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit
Number       Description
------       -----------

3.1          Articles of Incorporation of Volunteer Bancorp, Inc., as amended*
3.2          Bylaws of Volunteer Bancorp, Inc.*
27           Financial Data Schedule (For SEC use only)
*            Incorporated by reference to exhibits filed with the Registrant's
             Registration Statement on Form SB-1, Registration No. 33-94050.

(2) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             Welch & Associates, Ltd.

February 5, 1998
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------

                                                                                 1997               1996
                                                                                ------             ------
                                   ASSETS

Cash and due from banks (note 10)                                             $ 2,583,960        $ 2,771,810
Federal funds sold                                                              4,841,622          6,446,143
Investment securities available for sale (amortized
   cost of $17,024,658 and $13,599,316, respectively) (note 2)                 17,108,656         13,518,893
Investment securities held to maturity (estimated market
   value of $1,083,238 and $1,596,156, respectively) (note 2)                   1,085,104          1,603,847
Loans, less allowance for possible loan losses of $660,336 and
    $457,432 in 1997 and 1996, respectively (note 3)                           47,809,870         34,879,828
Accrued interest receivable                                                       819,510            610,654
Premises and equipment, net (note 4)                                            3,647,191          3,217,064
Other real estate                                                                  89,946             82,846
Goodwill (note 1)                                                                 202,791            220,675
Other assets                                                                       57,733             41,449
                                                                              -------------------------------
    Total assets                                                              $78,246,383        $63,393,209
                                                                              ===============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (notes 2 and 5)
   Non-interest bearing                                                       $ 8,816,803        $ 7,900,466
   Interest bearing                                                            60,270,586         47,776,665
                                                                              -------------------------------
     Total deposits                                                            69,087,389         55,677,131
Accrued interest payable                                                          720,842            555,217
Securities sold under repurchase agreements (note 17)                           1,216,679            175,000
Other accrued taxes, expenses and liabilities                                      64,218            128,570
Long-term debt (note 6)                                                         3,265,000          3,450,000
Deferred income taxes (note 8)                                                     21,551             10,383
                                                                              -------------------------------
     Total liabilities                                                         74,375,679         59,996,301
                                                                              -------------------------------
Commitments and contingent liabilities (note 9)

Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares authorized,
        539,027 shares issued and outstanding at December 31,
          1997; 525,717 shares issued and outstanding, at
          December 31, 1996                                                         5,390              5,258
   Additional paid-in capital                                                   1,916,500          1,761,552
   Retained earnings                                                            1,896,735          1,679,960
   Unrealized (loss) gain on securities available for sale, net (note 2)           52,079            (49,862)
                                                                              -------------------------------
     Total stockholders' equity                                                 3,870,704          3,396,908
                                                                              -------------------------------
        Total liabilities and stockholders' equity                            $78,246,383        $63,393,209
                                                                              ===============================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------

                                                                      1997           1996
                                                                     ------          -----
Interest income:
    Interest and fees on loans                                     $4,141,546      $2,859,280
    Interest on federal funds                                         202,199         227,391
    Interest on investment securities:
           Taxable                                                  1,112,803         943,940
           Exempt from Federal income tax                               5,000           3,125
                                                                   ---------------------------
              Total interest income                                 5,461,548       4,033,736
                                                                   ---------------------------

Interest expense:
    Interest on deposits                                            2,764,396       1,950,458
    Interest on other borrowed funds                                  307,015         300,149
                                                                   ---------------------------
              Total interest expense                                3,071,411       2,250,607
                                                                   ---------------------------
Net interest income                                                 2,390,137       1,783,129
Provisions for possible loan losses (note 3)                          215,000         100,000
                                                                   ---------------------------
Net interest income after provision for possible loan losses        2,175,137       1,683,129
                                                                   ---------------------------

Non-interest income:
    Service charges on deposit accounts                               105,057          67,238
    Other fees and commissions                                         78,015          82,419
    Securities gain (loss) (note 2)                                     8,342          13,311
    Other non-interest income                                          21,501          16,164
                                                                   ---------------------------
              Total non-interest income                               212,915         179,132
                                                                   ---------------------------

Non-interest expense:
    Salaries and employee benefits (note 7)                         1,094,241         975,967
    Occupancy expenses, net (note 4)                                  160,188         103,302
    Furniture and equipment expense                                   206,498         141,988
    Other non-interest expense (note 7)                               573,213         502,161
                                                                   ---------------------------
              Total non-interest expense                            2,034,140       1,723,418
                                                                   ---------------------------

              Net earnings before income taxes                        353,912         138,843

Income tax expense (note 8)                                           137,137          54,323
                                                                   ---------------------------

Net income                                                         $  216,775      $   84,520
                                                                   ===========================

Net income per weighted average common share                       $     0.41      $     0.17
                                                                   ===========================

Weighted average common shares outstanding                            529,318         483,884
                                                                   ===========================


           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 1997 and 1996
-------------------------------------------------------------------------------


                                                                                                      Unrealized
                                                                                                        Gain
                                                   Common                                             (Loss) on
                                                   Stock         Additional                           Securities
                                   Common          Stated         Paid-In           Retained          Available
                                   Shares          Value          Capital           Earnings          for Sale          Total
                                   ------          -----          -------           --------          --------          -----
Balance January 1, 1996            446,252         $4,463        $  967,697        $1,595,440       $   64,786       $2,632,386
Net income                               -              -                 -            84,520                -           84,520
Unrealized (loss)                        -              -                 -                 -         (114,648)        (114,648)
Issue common stock,
  net of costs of issuance          79,465            795           793,855                 -                -          794,650
                                  ----------------------------------------------------------------------------------------------
Balance December 31, 1996          525,717          5,258         1,761,552         1,679,960          (49,862)       3,396,908
Net income                               -              -                 -           216,775                -          216,775
Unrealized gain                          -              -                 -                 -          101,941          101,941
Issue common stock,
  net of costs of issuance          13,310            132           154,948                 -                -          155,080
                                  ----------------------------------------------------------------------------------------------
Balance December 31, 1997          539,027         $5,390        $1,916,500        $1,896,735       $   52,079       $3,870,704
                                  ==============================================================================================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------


                                                                                  1997                1996
                                                                                 ------               -----
Cash Flows from Operating Activities:
   Net income                                                                $    216,775         $     84,520
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Deferred income taxes                                                        (51,312)             (78,533)
     Provision for loan losses                                                    215,000              100,000
     Provision for depreciation and amortization                                  216,547              127,977
     Securities (gain)                                                             (8,342)             (13,311)
     (Increase) in interest receivable                                           (208,856)            (176,099)
     Decrease (increase) in other assets                                          (23,384)             131,544
     Increase in other liabilities                                                101,273              526,943
                                                                            -----------------------------------
  Net cash provided by operating activities                                       457,701              703,041
                                                                            -----------------------------------
Cash Flows from Investing Activities:
    Purchase of investment securities held to maturity                                  -             (250,000)
    Proceeds from calls and maturity of held to maturity securities               518,743            2,168,951
    Purchase of investment securities available for sale                       (8,719,001)          (9,863,209)
    Proceeds from calls and maturities of available for sale securities         1,849,892            2,200,000
    Proceeds from sale of available for sale securities                         3,452,109              501,875
    Net (increase) in loans                                                   (13,145,042)         (13,405,225)
    Capital expenditures                                                         (628,790)          (1,340,055)
                                                                            ------------------------------------
  Net cash (used) in investing activities                                     (16,672,089)         (19,987,663)
                                                                            ------------------------------------

Cash Flows from Financing Activities:
    Net increase in demand deposits, NOW accounts,
      IRA and savings accounts                                                  3,191,292            4,282,036
    Net increase in certificates of deposit                                    10,218,966           16,882,921
    Net increase in securities sold under repurchase agreements                 1,041,679              175,000
    Repayment of long-term debt                                                  (185,000)                   -
    Issue common stock                                                            199,650              794,650
    Stock issuance costs                                                          (44,570)                   -
                                                                            -----------------------------------
   Net cash provided by financing activities                                   14,422,017           22,134,607
                                                                            -----------------------------------
Increase (decrease) in cash and cash equivalents                               (1,792,371)           2,849,985
Cash and cash equivalents beginning of year                                     9,217,953            6,367,968
                                                                            -----------------------------------
Cash and cash equivalents end of year (note 1)                               $  7,425,582         $  9,217,953
                                                                            ===================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                               $  2,905,786         $  2,025,438
                                                                            ===================================
      Income taxes                                                           $    258,826         $          -
                                                                            ===================================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




1.   Summary of Significant Accounting Policies

     The accounting policies of Volunteer Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the significant policies.

      a. Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary, Citizens Bank of East Tennessee, formerly known as Citizens Bank of Sneedville, (the Bank), of which the Company owns 133,300 (100.0%) shares of the Bank's 133,300 issued and outstanding shares of voting common stock at December 31, 1997 and 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

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

         Securities classified as available for sale are reported at market value with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of stockholders' equity and include all securities not classified as trading account securities or securities held to maturity. These include securities used as part of the Company's asset/liability strategy which may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase regulatory capital, and other similar factors. Gains or losses on sale of securities available for sale are recognized at the time of sale, based upon specific identification of the security sold, and are included in non-interest income in the income statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




         Interest income on investments is computed on the par value of the outstanding investment. Amortization of discounts and accretion of premiums is recorded as an adjustment to interest income utilizing the effective yield method.

     c.  Loans, Less Allowance for Possible Loan Losses

         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting By Creditors For Impairment Of A Loan," as amended by SFAS No. 118, "Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures" state that an impaired loan is generally any loan, excluding certain homogeneous small balance credits such as credit card indebtedness, that is not performing in accordance with its contractual terms. SFAS No. 114 requires that impairment on a loan be measured by the difference between carrying value and the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the collateral's value if the loan is collateral dependent. The amount of a loan's impairment or changes therein require charges to earnings. SFAS No. 118 allows a creditor to use existing methods for the recognition of interest income on an impaired loan.

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and the Extinguishment of Liabilities," establishes, among other things, new criteria for determining whether a transfer of financial assets for cash or other considerations should be accounted for as a sale or as a pledge of collateral in a secured borrowing. There are certain criteria that must be met for the transfer to be recorded as a sale: The transferred assets have been isolated from the transferor - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Each transferee obtains the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the transferred assets. If these criteria are not met, the transfer must be recorded as a secured borrowing. SFAS No. 125 also addresses repurchase agreements that might allow the transferor to maintain control over the transferred asset. If such an agreement exists, a transfer should be accounted for as a secured borrowing if (a) the assets to be repurchased are substantially the same, (b) they can be repurchased on substantially the agreed terms, (c) repurchase will occur before maturity at a fixed and determinable price, and (d) the agreement was entered into concurrently with the transfer.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




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

     f.  Other Real Estate

         Real estate acquired in foreclosure or in settlement of debt or repossessed in substance is carried at the lower of cost or fair market value less estimated costs to sell. Fair market value at the time of foreclosure or settlement of debt is based on a current appraisal of the property. Any reduction in carrying value to fair market value at the time the property is acquired is accounted for as a loan loss. Management evaluates the fair market value of individual properties in other real estate periodically and any subsequent write-downs of the carrying value of the properties are charged to losses on other real estate and credited directly to the carrying value of individual properties.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




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

         The Company and the Bank file consolidated income tax returns. Therefore, the provision arising from the operations of the Bank is payable to the Company as the amounts are utilized in the consolidated income tax returns. The amount due the Company at December 31, 1997 and 1996 was approximately $88,000 and $120,000, respectively.

     h.  Goodwill

         The Company's acquisition during 1995 and 1994 of 18,360 shares of subsidiary Bank stock held by minority shareholders of the Bank was accounted for by the purchase method of accounting and resulted in the recording of goodwill in the amount of $261,226. Total costs for the 18,360 shares amounted to $559,306. Goodwill represents the excess cost over the fair value of the assets acquired of the subsidiary and is being amortized on the straight-line method over a 15 year life.

     i.  Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.


                                                 1997               1996
                                                 ----               ----
Cash and due from banks                       $2,583,690         $2,771,810
Federal funds sold                             4,841,622          6,446,143
                                             -------------------------------
                                              $7,425,312         $9,217,953
                                             ===============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




     j.  Advertising Cost

         All advertising costs are expensed when incurred. Other advertising expense was $58,709 and $66,767 for the years ended December 31, 1997 and 1996, respectively. There was no direct-response advertising costs incurred for 1997 or 1996.

     k.  Stock Based Compensation

         During 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." The Company utilizes the fair value method of determining compensation for stock based plans wherein compensation cost is measured at the grant date at fair value and is recognized over the service period.

     l.  Risk Factors

         The Company's operations are affected by various risk factors, including interest-rate risk, credit risk, and risk from geographic concentrations of lending activities. Management attempts to manage interest-rate risk through various asset/liability management techniques designed to match maturities of assets and liabilities. Loan policies and administration are designed to provide assurance that loans will only be granted to credit-worthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Company. In addition, most of the Company's lending activities are within the geographic area where it is located. As a result, the Company and its borrowers may be vulnerable to the consequences of changes in the local economy.

     m.  Estimates

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

         The determination of the allowance for loan losses is a material estimate that is particularly susceptible to material change. While management uses available information to recognize losses on loans, further reductions in the carrying amount of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgements about information available to them at the time of their examination.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



2.   Investment Securities

     The carrying value of investment securities classified as available for sale at December 31, are as follows:


                                                          Available for Sale
                                                -------------------------------------
                                                          December 31, 1997
                                                          -----------------
                                                         Gross        Gross
                                           Amortized   Unrealized  Unrealized    Carrying
                                             Cost        Gains       Losses        Value
                                             ----        -----       ------        -----
Securities of U.S. Treasury              $ 3,927,935    $39,025    $ (2,967)     3,963,993
Securities of U.S. Government agencies    12,996,723     57,546     (12,030)    13,042,239
Obligations of states and political
     subdivisions                            100,000      2,424           -        102,424
                                       ---------------------------------------------------
                                         $17,024,658    $98,995    $(14,997)    17,108,656
                                       ====================================================



                                                            Available for Sale
                                                  --------------------------------------
                                                            December 31, 1996
                                                            -----------------
                                                           Gross        Gross
                                           Amortized     Unrealized   Unrealized    Carrying
                                             Cost          Gains        Losses       Value
                                             ----          -----        ------       -----
Securities of U.S. Treasury               $4,382,998      $38,182     $ (10,884)  $ 4,410,296
Securities of U.S. Government agencies     9,116,318       10,597      (121,448)    9,005,467
Obligations of states and political
     subdivisions                            100,000        3,130             -       103,130
                                        ------------------------------------------------------
                                         $13,599,316      $51,909     $(132,332)  $13,518,893
                                        ======================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



     The amortized cost and approximate market value of investment securities classified as held to maturity at December 31, follows:


                                                         Held to Maturity
                                                ----------------------------------
                                                         December 31, 1997
                                                         -----------------
                                                        Gross       Gross       Estimated
                                          Amortized   Unrealized  Unrealized      Market
                                            Cost        Gains       Losses        Value
                                            ----        -----       ------        -----
Securities of U.S. Government agencies   $1,085,104    $8,563      $(10,429)   $1,083,238
                                         =================================================

                                                          Held to Maturity
                                               -----------------------------------
                                                         December 31, 1996
                                                         -----------------
                                                        Gross       Gross       Estimated
                                          Amortized   Unrealized  Unrealized      Market
                                            Cost        Gains       Losses        Value
                                            ----        -----       ------        -----

Securities of U.S. Government agencies   $1,603,847   $9,264      $(16,955)    $1,596,156
                                         =================================================



     The components of the net unrealized (loss) gain on investment securities available for sale at December 31, recorded as a component of stockholders' equity are as follows:

                                                    1997           1996
                                                    ----           ----
Gross unrealized gains                           $ 98,995       $  51,909
Gross unrealized losses                           (14,997)       (132,332)
                                                 --------------------------
   Gross unrealized (loss) gain, net               83,998         (80,423)
Deferred tax effect                               (31,919)         30,561
                                                 --------------------------
Net unrealized (loss) gain                       $ 52,079       $ (49,862)
                                                 ==========================


     The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------

                                                      Available for Sale                     Held to maturity
                                                      ------------------                     ----------------
                                                                    Estimated                             Estimated
                                                 Amortized            Market           Amortized            Market
                                                   Cost               Value               Cost              Value
                                                   ----               -----               ----              -----
Due in one year or less                         $ 1,197,042        $ 1,200,076         $  500,240         $  493,799
Due after one year and through
   five years                                     6,160,734          6,211,130            250,461            247,214
Due after five years and through
   ten years                                      9,666,882          9,697,450            200,000            199,280
Due after ten years                                       -                  -            134,403            142,945
                                               ----------------------------------------------------------------------
                                                $17,024,658        $17,108,656         $1,085,104         $1,083,238
                                               ======================================================================



     The following table presents the gross realized gains and losses on investment securities transactions for the years ended December 31, 1997 and 1996.


                                    Realized gains           Realized Losses
                                 -------------------      ----------------------
                                   1997        1996          1997          1996
                                   ----        ----          ----          ----
Available for sale securities    $15,998     $13,311      $(7,656)            -
Held to maturity securities            -           -            -             -
                                 -----------------------------------------------
                                 $15,998     $13,311      $(7,656)     $      -
                                 ===============================================



     At December 31, 1997 a net gain of $8,342 was realized, or a gain of $5,176 net of a tax expense of $3,166. At December 31, 1996, a net gain of $13,311 was realized, or a gain of $8,258 net of a tax expense of $5,053.

     Investment securities with amortized cost of approximately $9,041,000 and market value of approximately $9,074,000 at December 31, 1997 were pledged to secure public deposits and for other purposes required or permitted by law. In 1996, investment securities with amortized cost of approximately $6,802,000 and market value of approximately $6,760,975 were pledged.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




At December 31, 1997, the Bank had two Federal Home Loan Bank (FHLB) debt securities which are defined as being derivatives. Pertinent facts of each security are as follows:

         FHLB inverse floater, $250,000 par, final maturity September 2, 1998 was purchased on September 2, 1993 at par. The interest rate was fixed at 6.25% until September 9, 1994 at which time it is adjusted quarterly at 10% minus the three month dollar London Interbank Offered Rate (LIBOR) with a 10% cap and a -0-% floor. It is callable on any quarterly interest payment date at 100. The interest rate at December 31, 1997 was 4.338% and the approximate market value was $247,500. The interest rate at December 31, 1996 was 4.5% and the approximate market value was $250,000.

         FHLB inverse floater, $250,000 par, final maturity September 29, 1998 was purchased on September 29, 1993 at par. The interest rate was fixed at 6.25% until September 29, 1994 at which time it is adjusted quarterly at 10.5% minus the three month dollar LIBOR with an 8.25% cap and a -0-% floor. It is callable on any quarterly interest payment date at 100. The interest rate at December 31, 1997 was 4.738% and the approximate market value was $246,058. The interest rate at December 31, 1996 was 4.949% and the approximate market value was $243,800.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




     Loans, less allowance for possible loan losses at December 31, are summarized as follows:


                                                    1997                   1996
                                                    ----                   ----
Commercial, financial and agricultural          $  5,376,340          $  4,000,113
Real estate - construction                         5,715,776             3,213,578
Real estate - mortgage                            27,044,460            20,184,713
Consumer                                          10,492,473             7,853,323
Other                                                 54,354               345,218
                                               ------------------------------------
                                                  48,683,403            35,596,945
Less unearned interest                               213,197               259,685
                                               ------------------------------------
                                                  48,470,206            35,337,260
Less allowance for possible loan losses              660,336               457,432
                                               ------------------------------------
                                                 $47,809,870           $34,879,828
                                               ====================================


     Loans at December 31, 1997 are scheduled to mature as follows:

                    Commercial,
                    Financial &    Real Estate   Real Estate
                    Agricultural  Construction    Mortgage      Consumer     Other
                    ------------  ------------    --------      --------     -----
One year or less     $4,049,528    $5,689,342    $10,041,282   $ 3,848,279   $34,005
After one through
  five years          1,326,812        26,434     12,520,197     6,514,324     9,588
After five years
  through ten
  years                       -             -        716,217       129,870    10,761
After ten years               -             -      3,766,764             -         -
                   ------------------------------------------------------------------
Total                $5,376,340    $5,715,776    $27,044,460   $10,492,473   $54,354
                   ==================================================================


     At December 31, 1997, fixed and variable rate loans were as follows:


Fixed rate loans                      $33,771,336
Variable rate loans                    14,912,067
                                      -----------
                                      $48,683,403
                                      ===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------




     Non-performing assets at December 31, were as follows:

                                                1997              1996
                                                ----              ----
Loans past due over 90 days                   $186,477          $ 84,007
Non-accrual loans                               70,159            97,919
Other real estate owned                         89,946            82,846
                                              --------------------------
                                              $346,582          $264,772
                                              ==========================


     Foregone interest income on the above non-accrual loans was $6,118 and $5,902 at December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, the Bank had loans to its executive officers, directors and their affiliates of $771,400 and $466,927, respectively. At December 31, 1997 and 1996, the Bank had commitments to extend credit to its executive officers, directors and their affiliates of $1,259,978 and $1,298,120, respectively. All such loans and commitments were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. An analysis of related party loans from January 1 to December 31 is as follows:


                                               1997               1996
                                               ----               ----
Balance January 1                           $ 466,927          $ 433,217
Payments received                            (185,972)          (242,037)
Advances made                                 490,445            275,747
                                           ------------------------------
Balance December 31                         $ 771,400          $ 466,927
                                           ==============================

     Transactions in the allowance for possible loan losses of the Bank for the years ended December 31, are summarized as follows:

                                                1997             1996
                                                ----             ----
Balance - beginning of year                   $457,432         $401,066
Provisions charged to operating expense        215,000          100,000
Loans charged-off                              (17,730)         (79,228)
Recoveries                                       5,634           35,594
                                              --------------------------
Balance - end of year                         $660,336         $457,432
                                              ==========================


     As of December 31, 1997 and 1996, the Bank's recorded investment in impaired loans and disclosures related thereto were not material.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



4.   Premises and Equipment, Net

     The detail of premises and equipment, net at December 31, is as follows:



                                               1997              1996
                                               ----              ----
Land                                     $  446,503        $   162,637
Buildings                                 2,620,959            941,133
Furniture and equipment                   1,167,114            679,516
Construction in progress                          -          1,825,639
                                         -----------------------------
                                          4,234,576          3,608,925
Less accumulated depreciation               587,385            391,861
                                         -----------------------------
                                         $3,647,191         $3,217,064
                                         =============================


     Depreciation related to premises and equipment for the years ended December 31, 1997 and 1996 was $198,663 and $110,094, respectively.

     The Bank leased its loan production office and Rogersville Branch on an annual basis. These leases were canceled when the main office in Rogersville, Tennessee opened in 1997. Total rental expense for these locations was $11,054 and $20,000 for December 31, 1997 and 1996, respectively.

     Construction in progress at December 31, 1996 consists of costs incurred to date for land acquisition, site preparation and general construction costs for a permanent office in Rogersville, Tennessee.

     In connection with the construction of the main office in Rogersville, Tennessee, the Bank purchased approximately $97,000 of furniture and equipment from an entity owned by a shareholder/director of the Company. All such purchases were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



5.   Deposits

     Deposits at December 31, are summarized as follows:


                                                      1997              1996
                                                      ----              ----
Demand deposits                                   $ 8,816,803       $ 7,900,466
NOW and money market accounts                      12,636,336        11,150,876
Savings                                             2,584,451         1,860,585
Individual retirement accounts                      1,674,149         1,608,520
Certificates of deposits - under $100,000          33,405,347        24,507,417
Certificates of deposits - over $100,000            9,970,303         8,649,267
                                                  ------------------------------
                                                  $69,087,389       $55,677,131
                                                  ==============================


     The amounts and scheduled maturities of certificate accounts at December 31, are as follows:

                                                       1997             1996
                                                       ----             ----
              Within one year                      $39,137,586      $31,085,189
              After one but within two years         3,569,053        1,650,146
              After two but within three years         662,011          421,349
              After three but within four years          7,000                -
                                                   -----------------------------
                                                   $43,375,650      $33,156,684
                                                   =============================


     Demand deposits reclassified as loans (overdrafts) aggregated approximately $12,600 and $3,600 at December 31, 1997 and 1996, respectively.

     Deposits of executive officers, directors and their affiliates aggregated approximately $1,132,000 and $1,342,000 at December 31, 1997 and 1996,
     respectively.

6.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $3,265,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 1997 the rate on the note was 7.731% per annum. Principal is payable annually commencing January 31, 1997 and each January 31 thereafter as follows:

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



          January 31,                 Principal Due
          -----------                 -------------
             1998                        220,000
             1999                        255,000
             2000                        295,000
             2001                        325,000
             2002                        360,000
             2003                        395,000
             2004                        435,000
             2005                        470,000
     2006 (Final Maturity)               510,000
                                      ----------
                                      $3,265,000
                                      ==========


     The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

7.   Other Non-Interest Expenses

     The major components of other non-interest expense at December 31, are summarized as follows:


                                               1997               1996
                                               ----               ----
Directors fees                              $ 48,700           $ 48,600
Advertising                                   58,709             66,767
Professional services                         84,023             85,164
Postage and courier                           36,005             48,569
Other                                        345,776            253,061
                                            ---------------------------
   Total other non-interest expense         $573,213           $502,161
                                            ===========================


     The increase in salaries and employee benefits, occupancy expense, furniture and equipment expenses and other non-interest expense for 1997 is due primarily to the increased costs associated with operating and fully staffing the new main office in Rogersville, Tennessee which became operational during 1997.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



8.   Income Taxes

     The components of income tax expense (benefit) are as follows:

                                      1997            1996
                                      ----            ----
Current                            $188,449        $132,856
Deferred                            (51,312)        (78,533)
                                   -------------------------
                                   $137,137        $ 54,323
                                   =========================


     The sources of deferred income taxes and the tax effect of each are as follows:

                                     1997            1996
                                     ----            ----
Accrual to cash conversion        $ 20,377        $(82,961)
Provision for loan losses          (77,022)        (21,397)
Accelerated depreciation             8,123          12,067
State tax loss carryover                 -          16,274
Other, net                          (2,790)         (2,516)
                                  -------------------------
                                  $(51,312)       $(78,533)
                                  =========================


     A reconciliation of the provision for income taxes as shown in the statements of earnings with that which would be computed by applying the statutory Federal income tax rate of 34 percent to income before income taxes is as follows:

                                                  1997           1996
                                                  ----           ----
Tax expense (benefit) at statutory rate         $120,330        $47,207
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                             (4,627)        (6,601)
  Amortization of goodwill                         6,080          6,080
  State income taxes net of
     Federal income tax                           14,629          6,236
  Other, net                                         725          1,401
                                                ------------------------
                                                $137,137        $54,323
                                                ========================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



     The components of the net deferred tax liability recognized by the Company at December 31, are as follows:

                                                       1997           1996
                                                       ----           ----
Deferred tax liabilities:
  Accrual to cash conversion                         $(37,572)       (17,195)
  Unrealized gain on securities available for sale    (31,919)             -
  Accumulated depreciation                            (38,962)       (30,839)
                                                     ------------------------
       Total liabilities                             (108,453)       (48,034)
                                                     ------------------------
Deferred tax assets:
  Allowances for loan losses                           84,112          7,090
  Unrealized loss on securities available for sale          -         30,561
  Other, net                                            2,790              -
                                                     ------------------------
        Total assets                                   86,902         37,651
                                                     ------------------------
Net deferred tax liability                           $(21,551)      $(10,383)
                                                     ========================


9.   Commitments and Contingencies

     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying balance sheet. The commitments and contingent liabilities may include various guarantees, commitments to extend credit, standby letters of credit, and litigation. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



     The following table summaries the Company's significant commitments and contingent liabilities at December 31:

                                              1997               1996
                                              ----               ----
Commitments to extend credit              $5,102,970         $4,004,362
Standby letters of credit                    184,000            170,000
                                          ------------------------------
                                          $5,286,970         $4,174,362
                                          ==============================


     In the opinion of management, no material adverse effect on the financial position of the Company and its subsidiary is anticipated as a result of these items.

10.  Restricted Cash

     The Bank is required to maintain a minimum cash reserve with the Federal Reserve Bank and/or in vault cash. The minimum requirement at December 31, 1997 and 1996 was $287,000 and $213,000, respectively.

11.  Stockholder's Equity

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The Bank is prohibited from paying any dividends, other than to service the parent company indebtedness, for two years from the opening of branches in Rogersville and Church Hill, Tennessee (opened during 1996) without the prior written approval of the Commissioner of Financial Institution for the State of Tennessee. At December 31, 1997, the Bank had approximately $399,703 tangible capital in excess of the 8% Tier I leverage capital required to be maintained by State bank regulators during the three years subsequent to beginning operations in Hawkins County, Tennessee. Such excess tangible capital may be used to pay dividends from the Bank without prior regulatory approval but only if necessary to service parent company indebtedness in accordance with the terms of such indebtedness (note 6).

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



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

                                                                 December 31, 1997
                                                     ------------------------------------------

                                             Capital Adequacy                      Prompt Corrective Action
                                             ----------------                      ------------------------
                                     Required               Actual               Required               Actual
                                     --------               ------               --------               ------
                                Amount    Ratio       Amount     Ratio        Amount   Ratio       Amount    Ratio
                                ------    -----       ------     -----        ------   -----       ------    -----
Tier I Capital (to
     average assets)            $3,139    4.00%       $6,639     8.46%        $3,139    4.00%      $6,639    8.46%
                                ======    ====        ======     ====         ======    ====       ======    ====
Tier I Capital (to risk-
      weighted assets)          $1,949    4.00%       $6,639     13.63%       $1,949    4.00%      $6,639    13.63%
                                ======    ====        ======     =====        ======    ====       ======    =====
Total Capital (to risk-
     weighted assets)           $3,898    8.00%       $7,249     14.88%       $3,898    8.00%      $7,249    14.88%
                                ======    ====        ======     =====        ======    ====       ======    =====

                                                             December 31, 1996
                                                --------------------------------------------
                                          Capital Adequacy                      Prompt Corrective Action
                                     --------------------------             -------------------------------

                                    Required             Actual             Required             Actual
                                    --------             ------             --------             ------

                                Amount    Ratio     Amount     Ratio     Amount    Ratio    Amount    Ratio
                                ------    -----     ------     -----     ------    -----    ------    -----
Tier I Capital (to
      average assets)           $2,431    4.00%     $6,488     10.66%    $2,431    4.00%    $6,488    10.66%
                                ======    ====      ======     =====     ======    ====     ======    =====
Tier I Capital (to risk-
      weighted assets)          $1,483    4.00%     $6,488     17.50%    $1,483    4.00%    $6,488    17.50%
                                ======    ====      ======     =====     ======    ====     ======    =====
Total Capital (to risk-
     weighted assets)           $2,965    8.00%     $6,945     18.74%    $2,965    8.00%    $6,945    18.74%
                                ======    ====      ======     =====     ======    ====     ======    =====


     Bases solely upon the foregoing ratios the Bank would be considered "well capitalized" within applicable Federal banking regulatory guidelines.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



     In addition, the Bank has committed to State banking regulators, in connection with the approval to open branches during 1996 in Rogersville and Church Hill, Tennessee that it would, among other things, maintain a Tier I capital plus loan loss reserve to asset ratio of not less than 10% during the first three years after approval. This condition was modified by State banking regulators on September 19, 1997 to require the Bank to maintain a Tier I leverage ratio of no less than 8% for the three years subsequent to commencing operation in Hawkins County, Tennessee. The actual Tier I leverage ratio maintained by the Bank was 8.75% and 10.26% on an end of period basis at December 31, 1997 and 1996, respectively. The actual tangible capital maintained by the Bank at December 31, 1997 and 1996 after the Rogersville and Church Hill branches were opened was $6,639 and $6,488 million, respectively, which was consistent with the approval regarding opening the branches.

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

     Management believes, as of December 31, 1997, that the Bank and Company meet all capital requirements to which they are subject and that they are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



13.  Condensed Financial Information

     Following is condensed financial information of Volunteer Bancorp, Inc. (parent company only):

                            Condensed Balance Sheets


                                                          December 31
                                                      ------------------
                                                    1997              1996
                                                    ----              ----
Assets:
   Cash                                         $  180,079        $   97,948
   Investment in subsidiary                      6,691,103         6,437,266
   Goodwill                                        202,791           220,675
   Deferred income taxes                            16,228            18,308
   Tax benefit receivable                           88,253           120,937
                                               -----------------------------
                                                $7,178,454        $6,895,134
                                               =============================

Liabilities and stockholders' equity
   Long-term debt                               $3,265,000        $3,450,000
   Accrued interest payable                         42,750            48,226
   Stockholders' equity                          3,870,704         3,396,908
                                               -----------------------------
                                                $7,178,454        $6,895,134
                                               =============================



                         Condensed Statement of Earnings


                                                  Years Ended December 31
                                                  -----------------------
                                                   1997             1996
                                                   ----             ----
Income:
   Dividends from subsidiary                    $269,628          $292,795
                                               ---------------------------
Expenses:
   Interest                                      264,149           289,321
   Professional services                          44,041            66,950
   Other expenses                                 10,894            10,123
                                               ----------------------------
      Total expense                              319,084           366,394
                                               ----------------------------
   (Loss) before tax benefit and equity in
           undistributed subsidiary income       (49,456)          (73,599)
   Tax benefit                                   114,335           132,297
   Equity in undistributed subsidiary income     151,896            25,822
                                               ----------------------------
      Net income                                $216,775          $ 84,520
                                               ============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------


                        Condensed Statement of Cash Flows


                                                               Years Ended December 31
                                                               -----------------------

                                                               1997               1996
                                                               ----               ----
Operating Activities:
   Net income (loss)                                        $  216,775         $  84,520
   Adjustment to reconcile net income to net cash
      provided by operating activities:
   Equity in undistributed subsidiary earnings                (151,896)          (25,822)
   Deferred income taxes                                         2,080             7,592
   Amortization                                                 17,884            17,883
  Decrease (increase) in other assets                           32,684           (51,383)
  (Decrease) in other liabilities                               (5,476)           (3,480)
                                                            -----------------------------
   Net cash provided (used) by operating activities            112,051            29,310
                                                            -----------------------------
Investing activities:
   Capital contribution to subsidiary bank                           -          (800,000)
                                                            -----------------------------
Financing activities:
   Repayment of note payable                                  (185,000)                -
   Issue common stock, net of issuance costs                   155,080           794,650
                                                            -----------------------------
   Net cash(used) provided by financing activities             (29,920)          794,650
                                                            -----------------------------
Change in cash and equivalents                                  82,131            23,960
Cash and equivalents - beginning                                97,948            73,988
                                                            -----------------------------
Cash and equivalents - ending                               $  180,079         $  97,948
                                                            =============================


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



14.  Fair Value of Financial Instruments

     The fair value of financial instruments at December 31, are as follows:

                                                  1997                           1996
                                                  ----                           ----
                                       Carrying           Fair         Carrying          Fair
                                        Value            Value           Value           Value
                                        -----            -----           -----           -----
Financial assets:
    Cash and due from banks          $ 2,583,960     $ 2,583,960     $ 2,771,810      $ 2,771,810
    Federal funds sold                 4,841,622       4,841,622       6,446,143        6,446,143
    Investment securities:
       Derivatives                       500,000         493,558         500,000          493,000
       All others                     17,693,760      17,698,336      14,622,740       14,622,049
                                     ------------------------------------------------------------
         Total investment
           securities                 18,193,760      18,191,894      15,122,740       15,115,049
                                     ------------------------------------------------------------
    Loans, net                        47,809,870      47,543,696      34,879,828       34,644,611
                                     ------------------------------------------------------------
                                     $73,429,212     $73,161,172     $59,220,521      $58,977,613
                                     ============================================================
Financial liabilities:
    Deposits                         $69,087,389     $69,172,494     $55,677,131      $55,759,105
    Securities sold under
      repurchase agreements            1,216,679       1,216,679         175,000          175,000
    Long-term debt                     3,265,000       3,265,000       3,450,000        3,450,000
                                     ------------------------------------------------------------
                                     $73,569,068     $73,654,173     $59,302,131      $59,384,105
                                     ============================================================
Unrecognized financial
    instruments:
    Commitments to extend
        credit                       $         -     $         -     $         -      $         -
    Standby letters of credit        $         -     $         -     $         -      $         -
                                     ------------------------------------------------------------
                                     $         -     $         -     $         -      $         -
                                     ============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



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

         Deposits:
              The fair value of demand deposits, IRAs, savings accounts and NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-rate-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities using a discounted cash flow method.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



15.  Profit-Sharing Plan

     The Company's subsidiary, The Citizens Bank of East Tennessee, adopted a profit-sharing retirement plan on July 1, 1996. All employees who meet certain age and length of service requirements are eligible to participate on a voluntary basis. Benefits, which become 20% vested after two years, 40% after three years, 60% after four years, 80% after five years, and 100% after six years, are paid on death, disability or retirement.

     The Board of Directors has discretion in establishing the amount of the Bank's contributions to the plan, if any. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $9,500 per year. The participants are fully vested in any voluntary contributions they make. The Bank did not made any contributions to the plan for the year ended December 31, 1997 and 1996.

16. Stock Based Employee Compensation

     On December 31, 1997, the Company awarded each full time employee 20 shares of the Company's voting common stock as a bonus for past services. The awarded shares are fully vested and were awarded without any restrictions. In the aggregate, 740 shares were awarded to employees and compensation expenses based upon the fair value of $15.00 per share was recognized in the aggregate amount of $11,100. There is no obligation or commitment on behalf of the Company to award any shares of its common stock to employees in the future.

17.  Securities Sold Under Repurchase Agreements

     At December 31, 1997 and 1996, the book value of the securities sold under repurchase agreements, including accrued interest, was $1,250,069 and $488,854, respectively. The maximum amount outstanding during 1997 and 1996 was $1,217,588 and $428,804, respectively. The daily average of outstanding agreements during 1997 and 1996 was $708,385 and $315,006, respectively. The securities underlying the agreements are maintained under the Bank's control.

18.  Reclassification

     Certain reclassifications have been made to the December 31, 1996 financial statements in order to conform with the presentation of the December 31, 1997 financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



19.  Impact of Recently Issued Accounting Standards

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

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and the Extinguishment of Liabilities," establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash and other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS No.125 is generally effective for transactions occurring after December 31, 1996 and should be applied on a prospective basis. This statement supercedes SFAS No. 122 and itself amends various previous pronouncements of the Financial Accounting Standards Board. Adoption by the Company on January 1, 1997 did not have a material impact upon the Company's earnings or financial position.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------



20.  Selected Quarterly Financial Data (Unaudited)

     Summarized below are selected financial data regarding results of operations for the periods indicated.

                                   First           Second             Third              Fourth
                                  Quarter          Quarter           Quarter            Quarter              Year
                               -------------------------------------------------------------------------------------
                                                                        1997
                               -------------------------------------------------------------------------------------
Total interest income          $1,205,000        $1,326,213         $1,415,040         $1,515,295         $5,461,548
Net interest income               513,586           578,625            632,127            665,799          2,390,137
Provision for loan losses          45,000            50,000             60,000             60,000            215,000
Non-interest income                52,331            53,096             54,319             53,169            212,915
Non-interest expense              463,599           527,129            510,941            532,471          2,034,140
Income before income taxes
  (benefit) expense                57,318            54,592            115,505            126,497            353,912
Net income                     $   35,685        $   32,833         $   70,751         $   77,506         $  216,775
                               =====================================================================================
Weighted average common
  shares outstanding              525,717           525,729            527,651            532,303            529,318
                               =====================================================================================
Net income per
  weighted average common
  share outstanding            $     0.07        $     0.06         $     0.13        $      0.15         $     0.41
                               =====================================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
-------------------------------------------------------------------------------


                                   First           Second             Third            Fourth
                                  Quarter          Quarter           Quarter           Quarter              Year
                                -----------------------------------------------------------------------------------
                                                                       1996
                                -----------------------------------------------------------------------------------
Total interest income           $839,652          $962,576         $1,075,026         $1,156,482         $4,033,736
Net interest income              367,367           425,788            497,035            492,939          1,783,129
Provision for loan losses         15,000            15,000             32,500             37,500            100,000
Non-interest income               38,747            43,036             49,758             47,591            179,132
Non-interest expense             451,556           412,783            427,972            431,107          1,723,418
Income before income taxes
  (benefit)                      (60,442)           41,041             86,321             71,923            138,843
Net (loss) income               $(38,464)         $ 25,157         $   53,366         $   44,461         $   84,520
                                ===================================================================================
Weighted average common
  shares outstanding             448,565           465,980            494,619            525,717            483,884
                                ===================================================================================
Net (loss) income per
  weighted average common
  share outstanding             $ (0.09)          $   0.05         $     0.11         $     0.09         $     0.17
                                ===================================================================================


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







February 5, 1998
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 1997
-------------------------------------------------------------------------------




                                                                   Citizens                            Consolidated
                                                Volunteer           Bank                                Volunteer
                   ASSETS                        Bancorp,          of East                             Bancorp, Inc
                                                  Inc.            Tennessee                                 and
                                                (Parent)         (Subsidiary)      Eliminations         Subsidiary
                                                --------         ------------      ------------         ----------

Cash and due from banks                        $  180,079        $ 2,583,960        $  (180,079)        $ 2,583,960
Federal funds sold                                      -          4,841,622                  -           4,841,622
Investment in subsidiary                        6,691,103                  -         (6,691,103)                  -
Investment securities                                   -         18,193,760                  -          18,193,760
Loans, net                                              -         47,809,870                  -          47,809,870
Accrued interest receivable                             -            819,510                  -             819,510
Premises and equipment                                  -          3,647,191                  -           3,647,191
Goodwill                                          202,791                  -                  -             202,791
Other assets                                      104,481            147,679           (104,481)            147,679
                                               --------------------------------------------------------------------
     Total assets                              $7,178,454        $78,043,592        $(6,975,663)        $78,246,383
                                               ====================================================================


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                     $        -        $69,267,468        $  (180,079)        $69,087,389

  Long-term debt                                3,265,000                  -                  -           3,265,000
  Accrued interest payable                         42,750            678,092                  -             720,842
 Securities sold under repurchase
      agreements                                        -          1,216,679                  -           1,216,679
  Other liabilities                                     -            152,471            (88,253)             64,218
  Deferred income taxes                                 -             37,779            (16,228)             21,551
                                               ---------------------------------------------------------------------
     Total liabilities                          3,307,750         71,352,489           (284,560)         74,375,679
                                               ---------------------------------------------------------------------
Stockholders' equity:
  Capital stock                                     5,390            666,500           (666,500)              5,390
  Additional paid-in capital                    1,916,500          5,068,016         (5,068,016)          1,916,500
  Retained earnings                             1,896,735            904,508           (904,508)          1,896,735
  Net unrealized gain on securities
     available for sale                            52,079             52,079            (52,079)             52,079
                                               --------------------------------------------------------------------
     Total stockholders' equity                 3,870,704          6,691,103         (6,691,103)          3,870,704
                                               --------------------------------------------------------------------
     Total liabilities and stockholders'
         equity                                $7,178,454        $78,043,592        $(6,975,663)        $78,246,383
                                               ====================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 1996
-------------------------------------------------------------------------------


                                                                   Citizens                          Consolidated
                                                 Volunteer           Bank                              Volunteer
             ASSETS                              Bancorp,           of East                           Bancorp, Inc
                                                   Inc.            Tennessee                              and
                                                 (Parent)         (Subsidiary)   Eliminations          Subsidiary
                                                 --------         ------------   ------------          ----------

Cash and due from banks                        $   97,948        $ 2,771,810     $   (97,948)          $ 2,771,810
Federal funds sold                                      -          6,446,143               -             6,446,143
Investment in subsidiary                        6,437,266                  -      (6,437,266)                    -
Investment securities                                   -         15,122,740               -            15,122,740
Loans, net                                              -         34,879,828               -            34,879,828
Accrued interest receivable                             -            610,654               -               610,654
Premises and equipment                                  -          3,217,064               -             3,217,064
Goodwill                                          220,675                  -               -               220,675
Other assets                                      139,245            124,295        (139,245)              124,295
                                               --------------------------------------------------------------------
     Total assets                              $6,895,134        $63,172,534     $(6,674,459)          $63,393,209
                                               ====================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                     $        -        $55,775,079 $       (97,948)          $55,677,131
  Long-term debt                                3,450,000                  -               -             3,450,000
  Accrued interest payable                         48,226            506,991               -               555,217
 Securities sold under repurchase
     agreements                                         -            175,000               -               175,000
  Other liabilities                                     -            249,507        (120,937)              128,570
  Deferred income taxes                                 -             28,691         (18,308)               10,383
                                               --------------------------------------------------------------------
     Total liabilities                          3,498,226         56,735,268        (237,193)           59,996,301
                                               --------------------------------------------------------------------
Stockholders' equity:
  Capital stock                                     5,258            666,500        (666,500)                5,258
  Additional paid-in capital                    1,761,552          5,068,016      (5,068,016)            1,761,552
  Retained earnings                             1,679,960            752,612        (752,612)            1,679,960
  Net unrealized gain on securities
     available for sale                          (49,862)            (49,862)         49,862               (49,862)
                                               --------------------------------------------------------------------
     Total stockholders' equity                 3,396,908          6,437,266      (6,437,266)            3,396,908
                                               --------------------------------------------------------------------
     Total liabilities and
        stockholders' equity                   $6,895,134        $63,172,534     $(6,674,459)          $63,393,209
                                               =====================================================================

                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 1997
-------------------------------------------------------------------------------




                                                                      Citizens                           Consolidated
                                                   Volunteer            Bank                               Volunteer
                                                    Bancorp,           of East                            Bancorp, Inc
                                                      Inc.            Tennessee                               and
                                                   (Parent)          (Subsidiary)     Eliminations        Subsidiary
                                                   --------          ------------     ------------        ----------
Interest income:
  Interest and fees on loans                      $       -         $4,141,546        $       -           $4,141,546
  Interest on federal funds                               -            202,199                -              202,199
  Interest and dividends on
     investments:
    Taxable                                               -          1,112,803                -            1,112,803
    Exempt from federal income taxes                      -              5,000                -                5,000
                                                  ------------------------------------------------------------------
      Total interest income                               -          5,461,548                -            5,461,548
                                                  ------------------------------------------------------------------
Interest expense:
  Interest on deposits                                    -          2,764,396                -            2,764,396
  Interest on other borrowed funds                  264,149             42,866                -              307,015
                                                  ------------------------------------------------------------------
    Total interest expense                          264,149          2,807,262                -            3,071,411
                                                  ------------------------------------------------------------------
Net interest income                                (264,149)         2,654,286                -            2,390,137
Provision for possible loan losses                        -            215,000                -              215,000
                                                  ------------------------------------------------------------------
Net interest income after loan
  provision                                        (264,149)         2,439,286                -            2,175,137
                                                  ------------------------------------------------------------------
Non-interest income:
  Equity in earnings of subsidiary                  421,524                  -         (421,524)                   -
  Service charges                                         -            105,057                -              105,057
  Other income                                            -            107,858                -              107,858
                                                  ------------------------------------------------------------------
                                                    421,524            212,915         (421,524)             212,915
                                                  ------------------------------------------------------------------
Non-interest expense:
  Salaries and benefits                                   -          1,094,241                -            1,094,241
  Other                                              54,935            884,964                -              939,899
                                                  ------------------------------------------------------------------
                                                     54,935          1,979,205                -            2,034,140
                                                  ------------------------------------------------------------------
Income before taxes                                 102,440            672,996         (421,524)             353,912
Income tax (benefit) expense                       (114,335)           251,472                -              137,137
                                                  ------------------------------------------------------------------
Net income                                        $ 216,775         $  421,524        $(421,524)          $  216,775
                                                  ==================================================================

                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 1996
-------------------------------------------------------------------------------

                                                                  Citizens                            Consolidated
                                                 Volunteer          Bank                                Volunteer
                                                  Bancorp,         of East                             Bancorp, Inc
                                                    Inc.          Tennessee                                and
                                                  (Parent)       (Subsidiary)      Eliminations        Subsidiary
                                                  --------       ------------      ------------        ----------
Interest income:
  Interest and fees on loans                   $       -         $2,859,280        $       -           $2,859,280

  Interest on federal funds                            -            227,391                -              227,391
  Interest and dividends on
    investments:
    Taxable                                            -            943,940                -              943,940
    Exempt from federal income taxes                   -              3,125                -                3,125
                                               ------------------------------------------------------------------
      Total interest income                            -          4,033,736                -            4,033,736
                                               ------------------------------------------------------------------
Interest expense:
  Interest on deposits                                 -          1,950,458                -            1,950,458
  Interest on other borrowed funds               289,321             10,828                -              300,149
                                               ------------------------------------------------------------------
    Total interest expense                       289,321          1,961,286                -            2,250,607
                                               ------------------------------------------------------------------
Net interest income                             (289,321)         2,072,450                -            1,783,129
Provision for possible loan losses                     -            100,000                -              100,000
                                               ------------------------------------------------------------------
Net interest income after loan
   provision                                    (289,321)         1,972,450               -             1,683,129
                                               ------------------------------------------------------------------
Non-interest income:
  Equity in earnings of subsidiary               318,617                  -         (318,617)                   -
  Service charges                                      -             67,238                -               67,238
  Other income                                         -            111,894                -              111,894
                                               ------------------------------------------------------------------
                                                 318,617            179,132         (318,617)             179,132
                                               ------------------------------------------------------------------
Non-interest expense:
  Salaries and benefits                                -            975,967                -              975,967
  Other                                           77,073            670,378                -              747,451
                                               ------------------------------------------------------------------
                                                  77,073          1,646,345                -            1,723,418
                                               ------------------------------------------------------------------
(Loss) income before taxes                       (47,777)           505,237         (318,617)             138,843
Income tax (benefit) expense                    (132,297)           186,620                -               54,323
                                               ------------------------------------------------------------------
Net income                                     $  84,520         $  318,617        $(318,617)          $   84,520
                                               ==================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 1997
-------------------------------------------------------------------------------



                                                                Citizens                            Consolidated
                                                Volunteer         Bank                                Volunteer
                                                 Bancorp,        of East                             Bancorp, Inc
                                                   Inc.         Tennessee                                and
                                                (Parent)       (Subsidiary)      Eliminations         Subsidiary
                                                --------       ------------      ------------         ----------
Cash Flows From Operating
  Activities
  Net income                                   $  216,775      $   421,524        $(421,524)         $    216,775
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
    Subsidiary earnings undistributed            (151,896)                -         151,896                     -
    Deferred income taxes                           2,080           (53,392)              -               (51,312)
    Provision for loan losses                           -           215,000               -               215,000
    Depreciation and amortization                  17,884           198,663               -               216,547
    Securities (gains)                                  -            (8,342)              -                (8,342)
    Decrease (increase) in other                   32,684          (232,240)        (32,684)             (232,240)
       assets
    Increase in other liabilities                  (5,476)           74,065          32,684               101,273
                                               -------------------------------------------------------------------
  Net cash provided by operating
    activities                                    112,051           615,278        (269,628)              457,701
                                               -------------------------------------------------------------------
Cash Flows From Investing Activities:
    (Increase) in investment securities                 -        (2,898,257)              -            (2,898,257)
    (Increase) in loans                                 -       (13,145,042)              -           (13,145,042)
    Capital expenditures                                -          (628,790)              -              (628,790)
                                               -------------------------------------------------------------------
  Net cash (used) by investing
     activities                                         -       (16,672,089)              -           (16,672,089)
                                               -------------------------------------------------------------------
Cash Flows From Financing
   Activities:
    Increase in deposits                                -        13,492,389         (82,131)           13,410,258
    Increase in securities sold under
       repurchase agreements                            -         1,041,679               -             1,041,679
    Issue common stock                            155,080                 -               -               155,080
    Dividends paid                                      -          (269,628)        269,628                     -
   Repayment of long-term debt                   (185,000)                -               -              (185,000)
                                               -------------------------------------------------------------------
  Net cash (used) provided from
      financing activities                        (29,920)       14,264,440         187,497            14,422,017
                                               -------------------------------------------------------------------
Change in cash and equivalents                     82,131        (1,792,371)        (82,131)           (1,792,371)
Cash and equivalents - beginning                   97,948         9,217,953         (97,948)            9,217,953
                                               -------------------------------------------------------------------
Cash and equivalents - ending                  $  180,079      $  7,425,582       $(180,079)         $  7,425,582
                                               ===================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 1996
-------------------------------------------------------------------------------



                                                                   Citizens                             Consolidated
                                                   Volunteer         Bank                                Volunteer
                                                   Bancorp,         of East                              Bancorp, Inc
                                                     Inc.          Tennessee                                 and
                                                   (Parent)       (Subsidiary)     Eliminations          Subsidiary
                                                   --------       ------------     ------------          ----------
Cash Flows From Operating
   Activities
  Net income                                     $  84,520       $    318,587       $(318,587)         $     84,520
  Adjustments to reconcile net
     income to net cash provided by
       operating activities:
    Subsidiary earnings undistributed              (25,822)                 -          25,822                     -
    Deferred income taxes                            7,592            (86,125)              -               (78,533)
    Provision for loan losses                            -            100,000               -               100,000
    Depreciation and amortization                   17,883            110,094               -               127,977
    Securities (gains)                                   -            (13,311)              -               (13,311)
    (Increase) in other assets                     (51,383)          (106,355)        113,183               (44,555)
    Increase in other liabilities                   (3,480)           643,606        (113,183)              526,943
                                                 -------------------------------------------------------------------
  Net cash provided by operating
        activities                                  29,310            966,496        (292,765)              703,041
                                                 -------------------------------------------------------------------
Cash Flows From Investing Activities:
    Contribution of capital to
       subsidiary                                 (800,000)                 -         800,000                     -
    (Increase) in investment securities                  -         (5,242,383)              -            (5,242,383)
    (Increase) in loans                                  -        (13,405,225)              -           (13,405,225)
    Capital expenditures                                 -         (1,340,055)              -            (1,340,055)
                                                 -------------------------------------------------------------------
  Net cash (used) by investing
     activities                                   (800,000)       (19,987,663)        800,000           (19,987,663)
                                                 -------------------------------------------------------------------

Cash Flows From Financing
   Activities:
    Increase in deposits                                 -         21,188,917         (23,960)           21,164,957
   Increase in securities sold under
       repurchase agreements                             -            175,000               -               175,000
    Issue common stock                             794,650                  -               -               794,650
    Dividends paid                                       -           (292,765)        292,765                     -
    Capital contribution from parent                     -            800,000        (800,000)                    -
                                                 -------------------------------------------------------------------
  Net cash provided from financing
       activities                                  794,650         21,871,152        (531,195)           22,134,607
                                                 -------------------------------------------------------------------
Change in cash and equivalents                      23,960          2,849,985         (23,960)            2,849,985
Cash and equivalents - beginning                    73,988          6,367,968         (73,988)            6,367,968
                                                 -------------------------------------------------------------------
Cash and equivalents - ending                    $  97,948       $  9,217,953       $ (97,948)         $  9,217,953
                                                 ===================================================================

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VOLUNTEER BANCORP, INC.

                                                By: /s/ Reed D. Matney
                                                    President

                                                Date: March 27, 1998

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


Signature                                   Capacity                                            Date
---------                                   --------                                            ----

 /s/ William E. Phillips                    Chairman of the Board and Director                  March 27, 1998


 /s/ H. Lyons Price                         Secretary/Treasurer and Director                    March 27, 1998
                                            (principal financial and accounting officer)


 /s/ Reed D. Matney                         President and Director                              March 27, 1998
                                            (principal executive officer)


 /s/ Carlin Greene                          Director                                            March 27, 1998


 /s/ Douglas Price                          Director                                            March 27, 1998


 /s/ Gary Varnell                           Director                                            March 27, 1998


 /s/ Truett Pierce                          Director                                            March 27, 1998


 /s/ George Brooks                          Director                                            March 27, 1998


 /s/ Shirley Price                          Director                                            March 27, 1998


 /s/ Eddie Freeman                          Director                                            March 27, 1998


 /s/ Neil Miller                            Director                                            March 27, 1998


 /s/ Lawrence Gray                          Director                                            March 27, 1998


 /s/ Scott Collins                          Director                                            March 27, 1998


 /s/ Leon Gladson                           Director                                            March 27, 1998