Form 10QSB
period 1998-03-31
VOLUNTEER BANCORP INC
filed 1998-05-13
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of March 31, 1998.

     Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        AS OF AND FOR THE THREE AND MONTHS ENDED MARCH 31, 1998 AND 1997



                                OPERATING RESULTS

The Company reported net income for the first quarter of $60,009, or $0.11 per common share, compared to net income of $35,685, or $0.07 for the same period a year ago. Our returns on average assets and average common equity were 0.07% and 1.53%, respectively, for the quarter compared to 0.06% and 1.07% for the same period last year.

Net interest income for the first three months of 1998 increased $155,970 versus the first three months of 1997 to $669,556. The increase is attributable to growth in interest earning assets of 30.71%. Average loans grew 33.96% over the first quarter of 1997. Total Company assets were $86,313,609 at March 31, 1998 compared to $64,822,699 as of March 31, 1997.

The net interest margin was 3.55% for the first quarter of 1998 compared to 3.57% for the first quarter of 1997. The yield on the investment portfolio was 6.36% for the first quarter of 1998 compared to 6.47% for the same quarter of 1997. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the first quarter of 1998 increased $12,131 over the first quarter of 1997. The growth is attributable to service charges on deposit accounts and gains on securities transactions. Non-interest expenses for the first quarter of 1998 increased $106,863 compared to the first quarter of 1997 primarily for costs (including salaries and employee compensation) associated with opening and staffing new branches in Rogersville and Church Hill, Tennessee and the opening of the new main office in Rogersville, Tennessee.

The Company is rapidly outgrowing its present data processing system and software and expects to have new hardware and software operational sometime during the third quarter of 1998. The Company will lease its new hardware and software for a five year period at approximately $62,400 annually. The new system is certified as being year 2000 compliant.

                                  ASSET QUALITY

Non-performing assets at March 31, 1998 were $266,000 or 0.53% of loans and foreclosed properties, which is an increase from $122,000, or 0.32% of loans and foreclosed properties at March 31, 1997. The provision for losses on loans was $60,000 for the first quarter of 1998 which is an increase of $15,000 over the provision for the first quarter of 1997. The increase in the provision is primarily attributable to the increase in loan growth. At March 31, 1998, the allowance for losses on loans was 1.38% of loans and approximately 260% of non-performing assets.

                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Sneedville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheet of Volunteer Bancorp, Inc. and subsidiary as of March 31, 1998 and 1997, and the related condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






April 24, 1998

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             March 31, 1998 and 1997

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                    ASSETS                             1998              1997
                                    ------                         ------------      ------------
Cash and due from banks                                            $  2,482,964      $  1,845,390
Federal fund sold                                                     6,344,776         4,269,944
                                                                   ------------      ------------
   Total cash and cash equivalents                                    8,827,740         6,115,334
Investment securities available for sale (amortized cost of
   $17,458,235 and $15,781,280, respectively)                        17,546,510        15,493,597
Investment securities held to maturity (estimated market
   value of $3,075,384 and $1,335,636)                                3,079,420         1,349,546
Loans, less allowances for loan losses of $693,589 and
 $500,121, respectively                                              49,467,187        37,366,886
Accrued interest receivable                                             751,756           568,795
Premises and equipment, net                                           3,595,789         3,507,952
Deferred income taxes                                                    20,522            69,505
Other real estate                                                        60,917            77,540
Goodwill                                                                198,321           216,204
Other assets                                                             65,447            57,340
                                                                   ------------      ------------
Total assets                                                       $ 83,613,609      $ 64,822,699
                                                                   ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Deposits:
   Non-interest bearing                                            $  8,015,349      $  6,933,617
   Interest bearing                                                  65,957,183        50,587,152
                                                                   ------------      ------------
          Total deposits                                             73,972,532        57,520,769
Note payable                                                          3,045,000         3,265,000
Interest payable                                                        664,304           450,484
Securities sold under repurchase agreements                           1,790,341           175,000
Other accrued taxes, expenses and liabilities                           208,068           107,355
                                                                   ------------      ------------
   Total liabilities                                                 79,680,245        61,518,608
                                                                   ------------      ------------
Stockholders' equity:
 Common stock, $0.01 par value, 1,000,000 shares
authorized, 539,027 and 525,717 shares issued and
outstanding at March 31, 1998 and 1997, respectively                      5,390             5,258
 Additional paid-in capital                                           1,916,500         1,761,552
 Retained earnings                                                    1,956,744         1,715,645
 Accumulated other comprehensive income                                  54,730          (178,364)
                                                                   ------------      ------------
   Total stockholders' equity                                         3,933,364         3,304,091
                                                                   ------------      ------------
   Total liabilities and stockholders' equity
                                                                   $ 83,613,609      $ 64,822,699
                                                                   ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statement of Earnings

               For The Three Months Ended March 31, 1998 and 1997

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                                       1998              1997
                                                                   ------------      ------------
Interest Income:
     Interest and fees on loans                                    $  1,188,013      $    880,633
     Interest on federal funds                                           99,099            56,604
     Interest on investment securities:
          Taxable                                                       295,489           266,513
          Exempt from Federal income taxes                                3,933             1,250
                                                                   ------------      ------------

    Total interest income                                             1,586,534         1,205,000
                                                                   ------------      ------------

Interest Expense:
     Interest on deposits                                               832,285           625,058
     Other borrowed funds                                                84,693            66,356
                                                                   ------------      ------------

              Total interest expense                                    916,978           691,414
                                                                   ------------      ------------

Net interest income                                                     669,556           513,586
Provision for possible loan losses                                       60,000            45,000
                                                                   ------------      ------------
Net interest income after provision for possible loan losses            609,556           468,586
                                                                   ------------      ------------
Non-interest income:
     Service charges on deposits                                         28,319            20,131
     Other service charges and fees                                      17,955            25,581
     Securities gains                                                    12,035             1,358
     Other non-interest income                                            6,153             5,261
                                                                   ------------      ------------
               Total non-interest income                                 64,462            52,331
                                                                   ------------      ------------
Non-interest expense:
     Salaries and employee benefits                                     310,794           254,319
     Occupancy expense                                                   40,506            33,633
     Furniture and equipment expense                                     58,059            37,216
     Other non-interest expense                                         161,103           138,431
                                                                   ------------      ------------
                Total non-interest expense                              570,462           463,599
                                                                   ------------      ------------

  Income before income taxes                                            103,556            57,318
Income tax expense                                                       43,547            21,633
                                                                   ------------      ------------

                Net income                                         $     60,009      $     35,685
                                                                   ============      ============
Other comprehensive income (loss), before tax:
  Unrealized gain (loss) on securities available for sale                 4,277          (207,260)
  Income taxes related to other comprehensive income                     (1,626)           78,758
                                                                   ------------      ------------
                Total comprehensive income (loss)                  $     62,660      $    (92,817)
                                                                   ============      ============

Net income per common share                                        $       0.11              0.07
                                                                   ============      ============

Common shares outstanding                                               539,027           525,717
                                                                   ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statement of Cash Flows

               For The Three Months Ended March 31, 1998 and 1997

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                            1998            1997
                                                                        ------------    ------------
Cash Flows from Operating Activities:
   Net income                                                           $     60,009    $     35,685
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                  (44,149)         (1,130)
      Provision for possible loan losses                                      60,000          45,000
      Provision for depreciation and amortization                             60,725          34,245
      (Gain) on securities                                                   (12,035)         (1,358)
      Decrease in interest receivable                                         67,754          41,859
      Decrease (increase) other assets                                        21,315         (10,585)
      Increase (decrease) in other liabilities                                87,312        (125,948)
                                                                        ------------    ------------
   Net cash provided by operating activities                                 300,931          17,768
                                                                        ------------    ------------

Cash Flows from Investing Activities:
      Purchase of investment securities held to maturity                  (1,994,316)             --
      Proceeds from calls and maturity of held to maturity securities             --         254,301
      Purchase of investment securities available for sale                (4,419,674)     (3,471,856)
      Proceeds from calls and maturity of investments available for
sale                                                                       3,998,582         300,000
      Proceeds from sale of investments available for sale                        --         991,250
      Net (increase) in loans                                             (1,717,317)     (2,532,058)
      Capital expenditures                                                    (4,853)       (320,662)
                                                                        ------------    ------------
   Net cash (used) in investing activities                                (4,137,578)     (4,779,025)
                                                                        ------------    ------------

Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW accounts and savings
accounts                                                                   3,634,154          85,797
      Net increase (decrease) in certificates of deposit                   1,250,989       1,757,841
      Repayment of long-term debt                                           (220,000)       (185,000)
      Net increase in securities sold under repurchase agreements            573,662              --
                                                                        ------------    ------------
   Net cash provided by financing activities                               5,238,805       1,658,638
                                                                        ------------    ------------
   Increase (decrease) in cash and cash equivalents                        1,402,158      (3,102,619)
Cash and cash equivalents beginning of period                              7,425,582       9,217,953
                                                                        ------------    ------------
Cash and cash equivalents end of period                                 $  8,827,740       6,115,334
                                                                        ============    ============
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
      Interest                                                          $    973,516    $    796,147
                                                                        ============    ============
      Income taxes                                                      $     49,984    $    124,326
                                                                        ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 1998 and 1997
--------------------------------------------------------------------------------

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

2.       Adoption of Recently Issued Statements of Financial Accounting
         Standards (SFAS)

         Effective January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Prior periods have been restated to conform to the presentation for the current period.

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

         SFAS No. 123, "Accounting for Stock-Based Compensation," was issued on October 23, 1995 and establishes a fair value method of accounting for such compensation plans. Stock-based compensation plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Under SFAS No. 123, these types of transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. While SFAS No. 123 encourages all entities to adopt the fair value method of accounting, it does allow an entity to continue to measure the compensation cost of stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans (the most common type of stock compensation plan) have no intrinsic value at grant date, and under APB Opinion No. 25 no compensation cost is recognized. Entities electing to continue using the guidance under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. The requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 1998 and 1997
-------------------------------------------------------------------------------


3.       Long-term debt

         The Company's long-term debt consists of a single note payable in the amount of $3,045,000 and $3,265,000 at March 31. 1998 and 1997,
         respectively, due from an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 2.25% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31. 1998 the rate on the note was 7.579% per annum. Principal is payable annually commencing January 31, 1998 and each January 1 thereafter as follows:



              January 31,                   Principal Due
              -----------                   -------------
                 1999                          $  255,000
                 2000                             295,000
                 2001                             325,000
                 2002                             360,000
                 2003                             395,000
                 2004                             435,000
                 2005                             470,000
         2006 (Final Maturity)                    510,000
                                               ----------
                                               $3,045,000
                                               ==========

The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

4.       Contingencies

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                      AS OF AND FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                    1998             1997
                                                                  -------          -------
Net earnings                                                      $60,009          $35,685

Per common share data:

     Net earnings per common share                                $  0.11          $  0.07

     Book value                                                   $  7.30          $  6.28

Ratios:

     Return on average assets                                        0.07%            0.06%

     Return on average common equity                                 1.53%            1.07%

     Net interest margin (taxable equivalent basis)                  3.55%            3.57%

     Expense ratio                                                   2.79%            2.91%

     Allowance for loan losses / loans                               1.38%            1.32%

     Non-performing loans / loans                                    0.41%            0.12%

     Non-performing assets / loans and foreclosed properties         0.53%            0.32%

     Shareholders' equity / total assets                             4.70%            5.10%

     Leverage ratio (tangible capital / tangible assets)             4.51%            5.14%


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

(b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)

Date: May 8, 1998

                                       Reed D. Matney, President
                                       (principal executive officer)


Date: May 8, 1998

                                       H. Lyons Price (principal financial and
                                       accounting officer)