Form 10QSB
period 1998-06-30
VOLUNTEER BANCORP INC
filed 1998-08-10
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of June 30, 1998.

     Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

Part I

Item 1   Financial Statements


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             June 30, 1998 and 1997

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------



                                   ASSETS                                          1998           1997
                                   ------                                      -----------    ------------
Cash and due from banks                                                        $ 2,332,207    $  2,258,184
Federal fund sold                                                                3,921,513       2,647,763
                                                                               ---------------------------
   Total cash and cash equivalents                                               6,253,720       4,905,947
Investment securities available for sale (amortized cost of
  $18,462,425 and $16,563,610, respectively)                                    18,540,124      16,464,168
Investment securities held to maturity (estimated market
value of $3,075,455 and $1,354,083)                                              3,073,785       1,344,533
Loans, less allowances for loan losses of $737,027 and
  $549,213, respectively                                                        54,653,612      42,111,329
Accrued interest receivable                                                        883,778         684,948
Premises and equipment, net                                                      3,608,810       3,716,014
Deferred income taxes                                                                1,062          20,590
Other real estate                                                                  153,420          62,380
Goodwill                                                                           193,850         211,733
Other assets                                                                        97,794          55,462
                                                                               ---------------------------

   Total assets                                                                $87,459,955    $ 69,577,104
                                                                               ===========================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                                        $ 8,611,284    $  7,900,410
   Interest bearing                                                             69,169,503      53,423,920
                                                                               ---------------------------
          Total deposits                                                        77,780,787      61,324,330
Interest payable                                                                   819,598         585,834
Securities sold under repurchase agreements                                      1,733,089         850,000
Note payable                                                                     3,045,000       3,265,000
Other accrued taxes, expenses and liabilities                                       53,419          96,296
                                                                               ---------------------------
   Total liabilities                                                            83,431,893      66,121,460
                                                                               ---------------------------

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares authorized, 539,027 and
    525,851 shares issued and outstanding at June 30,
    1998 and 1997, respectively                                                      5,390           5,259
 Additional paid-in capital                                                      1,916,500       1,763,561
 Retained earnings                                                               2,057,999       1,748,478
 Net unrealized gain (loss) on securities available for sale                        48,173         (61,654)
                                                                               ---------------------------
   Total stockholders' equity                                                    4,028,062       3,455,644
                                                                               ---------------------------
   Total liabilities and stockholders' equity                                  $87,459,955    $ 69,577,104
                                                                               ===========================











              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

            For The Three and Six Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------
                  (Unaudited - See Accountants' Review Report)



                                                         Three months ended              Six months ended
                                                              June 30,                        June 30,
                                                        -------------------            --------------------
                                                        1998           1997            1998            1997
                                                        ----           ----            ----            ----
Interest Income:
    Interest and fees on loans                      $ 1,321,390     $   985,446     $ 2,509,403     $ 1,866,079
    Interest on federal funds                            72,789          51,553         171,888         108,157
    Interest on investment securities:
          Taxable                                       317,946         287,964         613,435         554,477
          Exempt from Federal income taxes               11,301           1,250          15,234           2,500
                                                    -----------------------------------------------------------
               Total interest income                  1,723,426       1,326,213       3,309,960       2,531,213
                                                    -----------------------------------------------------------
Interest Expense:
    Interest on deposits                                897,716         680,974       1,730,001       1,306,032
    Other borrowed funds                                 84,971          66,614         169,664         132,970
                                                    -----------------------------------------------------------
               Total interest expense                   982,687         747,588       1,899,665       1,439,002
                                                    -----------------------------------------------------------
Net interest income                                     740,739         578,625       1,410,295       1,092,211

Provision for possible loan losses                       60,000          50,000         120,000          95,000
                                                    -----------------------------------------------------------
Net interest income after provision for possible
  loan losses                                           680,739         528,625       1,290,295         997,211
                                                    -----------------------------------------------------------
Non-interest income:
    Service charges on deposits                          37,385          25,885          65,704          46,016
    Other service charges and fees                       27,183          21,887          45,138          47,468
    Securities gains (losses)                             3,138            (312)         15,173           1,046
    Other non-interest income                             6,765           5,636          12,918          10,897
                                                    -----------------------------------------------------------
               Total non-interest income                 74,471          53,096         138,933         105,427
                                                    -----------------------------------------------------------
Non-interest expense:
    Salaries and employee benefits                      310,586         273,677         621,380         527,996
    Occupancy expense                                    56,050          56,222          96,556          89,855
    Furniture and equipment expense                      57,889          42,913         115,948          80,129
    Other non-interest expense                          176,303         154,317         337,406         292,748
                                                    -----------------------------------------------------------
                Total non-interest expense              600,828         527,129       1,171,290         990,728
                                                    -----------------------------------------------------------
Earnings before income taxes                            154,382          54,592         257,938         111,910
Income tax expense                                       53,127          21,759          96,674          43,392
                                                    -----------------------------------------------------------
                Net income                          $   101,255     $    32,833     $   161,264     $    68,518
                                                    ===========================================================

Other comprehensive income:
  Unrealized gain (loss) on securities available
     for sale, before tax                           $   (10,576)    $   188,241     $    (6,299)    $   (19,019)
  Income tax benefit (expense) related to other
     comprehensive income                                 4,019         (71,531)          2,393           7,227
                                                    -----------------------------------------------------------

Total comprehensive income                          $    94,698     $   149,543     $   157,358     $    56,726
                                                    ===========================================================


Net income per weighted average
  common share                                      $      0.19     $      0.06     $      0.30     $      0.13
                                                    ===========================================================

Weighted average common shares outstanding              539,027         525,729         539,027         525,723
                                                    ===========================================================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                 For The Six Months Ended June 30, 1998 and 1997

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                             1998             1997
                                                                         ------------     ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                     $    161,264     $     68,518
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Deferred income taxes                                                   (20,220)         (23,746)
      Provision for possible loan losses                                      120,000           95,000
      Provision for depreciation and amortization                             120,311           93,204
      (Gain) on securities                                                    (15,173)          (1,046)
      (Increase) in interest receivable                                       (64,268)         (74,294)
      (Increase) decrease in other assets                                    (103,535)           6,453
      Increase (decrease) in other liabilities                                 87,957           (1,657)
                                                                         -----------------------------
   Net cash provided by operating activities                                  286,336          162,432
                                                                         -----------------------------

Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                      (1,988,681)            --
   Proceeds from calls and maturity of held to maturity securities               --            259,314
   Purchase of investment securities available for sale                    (6,911,801)      (4,738,170)
   Proceeds from calls and maturity of securities available for sale        4,498,582          300,000
   Proceeds from sale of securities available for sale                        990,625        1,474,922
   Net (increase) in loans                                                 (6,963,742)      (7,326,501)
   Capital expenditures                                                       (72,989)        (583,212)
                                                                         -----------------------------
   Net cash (used) in investing activities                                (10,448,006)     (10,613,647)
                                                                         -----------------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts and savings accounts         777,843        3,773,294
   Net increase in certificates of deposit                                  7,915,555        1,873,905
   Net increase in securities sold under repurchase agreements                516,410          675,000
   Repayment of long-term borrowing                                          (220,000)        (185,000)
   Proceeds from sale of common stock                                            --              2,010
                                                                         -----------------------------
   Net cash provided by financing activities                                8,989,808        6,139,209
                                                                         -----------------------------
   (Decrease) in cash and cash equivalents                                 (1,171,862)      (4,312,006)
Cash and cash equivalents beginning of period                               7,425,582        9,217,953
                                                                         -----------------------------
Cash and cash equivalents end of period                                  $  6,253,720     $  4,905,947
                                                                         =============================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                           $  1,800,909     $  1,408,385
                                                                         =============================
      Income taxes                                                       $    149,351     $    158,326
                                                                         =============================






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------




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

2.           Adoption of Recently Issued Statements of Financial Accounting
             Standards (SFAS)

             Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Prior periods have been restated to conform to the presentation for the current period.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------




3.           Long-term debt

             The Company's long-term debt consists of a single note payable in the amount of $3,045,000 and $3,265,000 at June 30, 1998 and 1997,
             respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 1998 the rate on the note was 7.669% per annum. Principal is payable annually commencing January 31, 1998 and each January 31 thereafter as follows:


                         January 31,                 Principal Due
                         -----------                 -------------
                            1999                     $    255,000
                            2000                          295,000
                            2001                          325,000
                            2002                          360,000
                            2003                          395,000
                            2004                          435,000
                            2005                          470,000
                    2006 (Final Maturity)                 510,000
                                                     ------------
                                                     $  3,045,000
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

                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of June 30, 1998 and 1997, and the related condensed consolidated statements of earnings for the three and six months then ended and the condensed consolidated statements of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






July 20, 1998
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,

                                                             1998             1997            1998             1997
                                                             ----             ----            ----             ----
Net income                                                  $101,255         $32,833        $161,264         $68,518
Per common share data:
  Net income per weighted average
    common share                                               $0.19           $0.06           $0.30           $0.13
  Book value                                                   $7.47           $6.28           $7.47           $6.28
Ratios:
  Return on average assets                                     0.12%           0.05%           0.19%           0.10%
  Return on average common equity                              2.57%           0.97%           4.08%           2.00%
  Net interest margin (taxable equivalent basis)               3.61%           3.76%           3.62%           3.66%
  Expense ratio                                                2.89%           3.12%           2.77%           3.02%
  Allowance for loan losses/loans                              1.33%           1.29%           1.33%           1.29%
  Non-performing loans/loans                                   0.04%           0.17%           0.04%           0.17%
  Non-performing assets/loans and
    foreclosed properties                                      0.31%           0.32%           0.31%           0.32%
  Shareholder's equity/total assets                            4.61%           4.97%           4.61%           4.97%
  Leverage ratio (tangible capital/
    tangible average assets)                                   4.77%           4.91%           4.70%           5.05%

Item 2.

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                OPERATING RESULTS

The Company reported net income for the second quarter of $101,255, or $0.19 per weighted average common share, compared to income of $32,833, or $0.06 for the same period a year ago. Returns on average assets and average common equity were 0.12% and 2.57%, respectively, for the quarter compared to 0.05% and 0.97% for the same period last year.

Net interest income for the first six months of 1998 increased $318,084 versus the first six months of 1997 to $1,410,295. The increase is attributable to growth in interest earning assets of 28.16%. Average loans grew 33.49% over the second quarter of 1997. Total Company assets were $87,459,955 at June 30, 1998 compared to $69,577,104 as of June 30, 1997.

The net interest margin (taxable equivalent basis) was 3.61% for the second quarter of 1998 compared to 3.76% for the second quarter of 1997. The yield on the investment portfolio was 6.40% for the second quarter of 1998 compared to 6.62% for the same quarter of 1997. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the second quarter of 1998 increased $21,375 over the second quarter of 1997. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the second quarter of 1998 increased $73,699 compared to the second quarter of 1997 primarily for costs (including salaries and employee compensation) associated with opening and staffing of new branches in Rogersville and Church Hill, Tennessee and the opening of the new main office in Rogersville, Tennessee.

The Company is rapidly outgrowing its present data processing system and software and expects to have new hardware and software operational sometime during the third quarter of 1998. The Company will lease its new hardware and software for a five year period at approximately $62,400 annually. The new system is certified by the suppliers as being year 2000 compliant.


                                  ASSET QUALITY

Non-performing assets at June 30, 1998 were $174,000 or 0.31% of loans and foreclosed properties, compared to $135,000, or 0.32% of loans and foreclosed properties at June 30, 1997. The provision for losses on loans was $60,000 for the second quarter of 1998 which is an increase of $10,000 over the provision for the second quarter of 1997. The increase in the provision is primarily attributable to the increase in loan growth. At June 30, 1998, the allowance for losses on loans was 1.33% of loans and approximately 424% of non-performing assets.


                              CAPITAL REQUIREMENTS

The Company's equity capital was $4.028 million at June 30, 1998 compared to $3.46 million at June 30, 1997. No dividends were paid by the Company and the Company does not expect to pay dividends any time in the foreseeable future.

The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

Management believes, as of June 30, 1998, that the Bank and Company meet all capital requirements to which they are subject. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at June 30, 1998 having a leverage ratio of 8.02%, a Tier I risk ratio of 12.19% and a total risk ratio of 13.44%.

                          PART II -- OTHER INFORMATION



ITEM 1.
LEGAL PROCEEDINGS

None.

ITEM 2.
CHANGES IN SECURITIES

None

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 16, 1998 at which all of the current directors were elected for a one-year term, or until their successors are duly elected and qualified.

ITEM 5.
OTHER INFORMATION

None

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 23.1     Consent of Welch & Associates
    Exhibit 27       Financial Data Schedule (for SEC use only)

(b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)

Date: August 10, 1998

                                       Reed D. Matney, President
                                       (principal executive officer)


Date: August 10, 1998

                                       H. Lyons Price (principal financial and
                                       accounting officer)