Form 10QSB
period 1998-09-30
VOLUNTEER BANCORP INC
filed 1998-11-13
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of September
30, 1998.

     Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

Part I

Item 1  Financial Statements


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                           September 30, 1998 and 1997

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                    ASSETS                                   1998                   1997
                                                                         ----------------------------------
Cash and due from banks                                                  $ 2,087,064            $ 1,927,689
Federal fund sold                                                          5,661,444              2,846,249
                                                                         ----------------------------------
    Total cash and cash equivalents                                        7,748,508              4,773,938
Investment securities available for sale (amortized cost of
$21,385,402 and $16,082,468, respectively)                                21,593,525             16,105,774
Investment securities held to maturity (estimated market
value of $2,080,163 and $1,083,563, respectively)                          2,068,241              1,089,810
Loans, less allowances for loan losses of $761,721 and
$608,290, respectively                                                    57,452,071             44,966,009
Accrued interest receivable                                                  937,818                729,564
Premises and equipment, net                                                3,705,094              3,672,589
Other real estate                                                             51,923                 80,361
Goodwill                                                                     189,379                207,262
Other assets                                                                  89,008                 40,138
                                                                         ----------------------------------
    Total assets                                                         $93,835,567             71,665,445
                                                                         ==================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing                                                 $ 8,962,895            $ 7,388,070
    Interest bearing                                                      74,927,638             55,778,446
                                                                         ----------------------------------
          Total deposits                                                  83,890,533             63,166,516
Note payable                                                               3,045,000              3,265,000
Interest payable                                                             880,927                566,348
Securities sold under repurchase agreements                                1,615,953                932,713
Other accrued taxes, expenses and liabilities                                 97,618                 95,353
Deferred income taxes                                                         48,563                 14,560
                                                                         ----------------------------------
    Total liabilities                                                     89,578,594             68,040,490
                                                                         ----------------------------------

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares
      authorized, 539,027 and 529,737 shares issued and
      outstanding at September 30, 1998 and 1997, respectively                 5,390                  5,297
 Additional paid-in capital                                                1,916,500              1,786,599
 Retained earnings                                                         2,206,047              1,819,229
 Accumulated other comprehensive income                                      129,036                 13,830
                                                                         ----------------------------------
    Total stockholders' equity                                             4,256,973              3,624,955
                                                                         ----------------------------------
    Total liabilities and stockholders' equity                           $93,835,567             71,665,445
                                                                         ==================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

         For The Three and Nine Months Ended September 30, 1998 and 1997

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                    Three months ended          Nine months ended
                                                      September 30,               September 30,
                                                      -------------               -------------

                                                    1998          1997          1998          1997
                                                    ----          ----          ----          ----
Interest Income:
     Interest and fees on loans                  $1,417,560     1,103,954     3,926,963     2,970,033
     Interest on federal funds                       74,081        32,232       245,969       140,389
     Interest on investment securities:
          Taxable                                   313,194       277,604       926,629       832,081
          Exempt from Federal income taxes           25,875         1,250        41,109         3,750
                                              -----------------------------------------------------------
               Total interest income              1,830,710     1,415,040     5,140,670     3,946,253
                                              -----------------------------------------------------------
Interest Expense:
     Interest on deposits                           954,732       702,118     2,684,733     1,995,831
     Other borrowed funds                            87,158        80,795       256,822       226,084
                                              -----------------------------------------------------------
               Total interest expense             1,041,890       782,913     2,941,555     2,221,915
                                              -----------------------------------------------------------
Net interest income                                 788,820       632,127     2,199,115     1,724,338
Provision for possible loan losses                   60,000        60,000       180,000       155,000
                                              -----------------------------------------------------------
Net interest income after provision for
 possible loan losses                               728,820       572,127     2,019,115     1,569,338
                                              -----------------------------------------------------------
Non-interest income:
     Service charges on deposits                     43,724        30,481       109,428        76,497
     Other service charges and fees                  20,665         2,999        65,803        50,467
     Securities (losses) gain                         7,499         1,857        22,672         2,903
     Other non-interest income                       14,433        18,982        27,351        29,879
                                              -----------------------------------------------------------
               Total non-interest income             86,321        54,319       225,254       159,746
                                              -----------------------------------------------------------
Non-interest expense:
     Salaries and employee benefits                 312,506       304,592       933,886       832,588
     Occupancy expense                               41,084        60,686       137,640       150,541
     Furniture and equipment expense                 75,385        63,711       191,333       143,840
     Other non-interest expense                     158,197        81,952       495,603       374,700
                                              -----------------------------------------------------------
               Total non-interest expense           587,172       510,941     1,758,462     1,501,669
                                              -----------------------------------------------------------
               Earnings before income taxes         227,969       115,505       485,907       227,415
Income tax expense                                   79,921        44,754       176,595        88,146
                                              -----------------------------------------------------------
               Net income                        $  148,048        70,751       309,312       139,269
                                              ===========================================================

Income per weighted average common
 share                                           $     0.27          0.13          0.57          0.26
                                              ===========================================================

Weighted average common shares
 outstanding                                        539,027       527,651       539,027       526,373
                                              ===========================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

              For The Nine Months Ended September 30, 1998 and 1997

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                          1998              1997
                                                                       ------------      ------------
Cash Flows from Operating Activities:
   Net income                                                          $    309,312      $    139,269
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                 (20,156)          (34,860)
      Provision for possible loan losses                                    180,000           155,000
      Provision for depreciation and amortization                           176,894           150,414
      (Gain) loss on securities                                             (22,672)           (2,903)
      (Increase) in interest receivable                                    (118,308)         (118,910)
      Decrease in other assets                                                6,748             3,796
      Increase (decrease) in other liabilities                              193,485           (22,086)
                                                                      -------------------------------
   Net cash provided by operating activities                                705,303           269,720
                                                                      -------------------------------

Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                    (2,981,450)               --
   Proceeds from calls and maturity of held to maturity securities        1,999,156           515,704
   Purchase of investment securities available for sale                 (13,769,264)       (5,987,057)
   Proceeds from calls and maturity of investments available
      for sale                                                            7,498,582           550,000
   Proceeds from sale of investments available for sale                   1,931,767         2,954,141
   Net (increase) in loans                                               (9,822,201)      (10,241,181)
   Capital expenditures                                                    (221,385)         (592,526)
                                                                      -------------------------------
   Net cash (used) in investing activities                              (15,364,795)      (12,800,919)
                                                                      -------------------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts, IRA
      and savings accounts                                                  437,639           667,368
   Net increase in certificates of deposit                               14,365,505         6,822,017
   Net increase in securities sold under repurchase agreements              399,274           757,713
   Repayment of long-term debt                                             (220,000)         (185,000)
   Proceeds from sale of common stock                                            --            60,300
   Stock issuance costs                                                          --           (35,214)
                                                                      -------------------------------
   Net cash provided by financing activities                             14,982,418         8,087,184
                                                                      -------------------------------
   (Decrease) increase in cash and cash equivalents                         322,926        (4,444,015)
Cash and cash equivalents beginning of period                             7,425,582         9,217,953
                                                                      -------------------------------
Cash and cash equivalents end of period                                $  7,748,508         4,773,938
                                                                      ===============================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                         $  2,781,470      $  2,210,784
                                                                      ===============================
      Income taxes                                                     $    196,851      $    224,826
                                                                      ===============================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

         For The Three and Nine Months Ended September 30, 1998 and 1997

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                              Three months ended          Nine months ended
                                                                 September 30,               September 30,
                                                                 -------------               -------------
                                                              1998          1997          1998          1997
                                                              ----          ----          ----          ----

Net income                                                 $ 148,048        70,751       309,312       139,269
                                                    ------------------------------------------------------------

Other comprehensive income, before tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period       137,953       124,605       146,797       106,632
    Less: reclassification adjustment for (gains)
     losses included in net income                            (7,499)       (1,857)      (22,672)       (2,903)
                                                    ------------------------------------------------------------
  Other comprehensive income                                 130,454       122,748       124,125       103,729
Income taxes related to other comprehensive income           (49,591)      (47,264)      (47,168)      (40,037)
                                                    ------------------------------------------------------------
  Other comprehensive income, net of income taxes             80,863        75,484        76,957        63,692
                                                    ------------------------------------------------------------
  Total comprehensive income                               $ 228,911       146,235       386,269       202,961
                                                    ============================================================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


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

             SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal quarters beginning after June 15, 1999 unless adopted earlier. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Adoption by the Company is not expected to have any material impact upon financial position or results of operations.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

3.           Long-term debt

             The Company's long-term debt consists of a single note payable in the amount of $3,050,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30 , 1998 the rate on the note was 7.637% per annum. Principal is payable annually commencing January 31, 1996 and each January 1 thereafter as follows:


                  January 31,                        Principal Due
                  -----------                        -------------
                      1999                              255,000
                      2000                              295,000
                      2001                              325,000
                      2002                              360,000
                      2003                              395,000
                      2004                              435,000
                      2005                              470,000
                      2006 (Final Maturity)             510,000
                                                 ---------------------
                                                      $3,045,000
                                                 =====================


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

                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of September 30, 1998 and 1997, and the related condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income for the three and nine months then ended and the condensed consolidated statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






November 5, 1998

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                --------------------------------------------------
                                                   1998         1997          1998          1997
                                                   ----         ----          ----          ----
Net income                                      $ 148,048     $ 70,751     $ 309,312     $ 139,269
Per common share data:
  Net income per weighted
    average common share                        $    0.27     $   0.13     $    0.57     $    0.26
  Book value                                    $    7.90     $   6.84     $    7.90     $    6.84
Ratios:
  Return on average assets                           0.16%        0.10%         0.36%         0.21%
  Return on average common equity                    3.57%        2.00%         7.61%         4.02%
  Net interest margin (taxable equivalent
    basis)                                           3.80%        3.96%         3.75%         3.77%
  Expense ratio                                      2.57%        2.92%         2.70%         2.98%
  Allowance for losses on loans/loans                1.31%        1.33%         1.31%         1.33%
  Non-performing loans/loans                         0.59%        0.58%         0.59%         0.58%
  Non-performing assets/loans and
    foreclosed properties                            0.68%        0.76%         0.68%         0.76%
  Shareholders' equity/total assets                  4.55%        5.06%         4.55%         5.06%
  Leverage ratio (tangible capital/
    tangible average assets)                         4.32%        4.88%         4.56%         5.09%

Item 2

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                OPERATING RESULTS

The Company reported net income for the third quarter of $148,048, or $0.27 per weighted average common share, compared to net income of $70,751, or $0.13 for the same period a year ago. Returns on average assets and average common equity were 0.16% and 3.57%, respectively, for the quarter compared to 0.10% and 2.00% for the same period last year.

The net income for the first nine months of 1998 was $309,312, or $0.57 per weighted average common share. This compares to net income of $139,269, or $0.26 per weighted average common share, for the same period last year.

Net interest income for the first nine months of 1998 increased $474,777 versus the first nine months of 1996 to $2,199,115. The increase is attributable to growth in interest earning assets of 30.49%. Average loans grew 32.04% over the third quarter of 1997. Total Company assets were $93,835,567 at September 30, 1998 compared to $71,665,445 as of September 30, 1997.

The net interest margin (taxable equivalent basis) was 3.80% for the third quarter of 1998 compared to 3.96% for the third quarter of 1997. The yield on the investment portfolio was 6.52% for the third quarter of 1998 and 1997. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the third quarter of 1998 increased $32,002 over the third quarter of 1997. The growth is attributable to service charges on deposit accounts and other fees. Noninterest expenses for the third quarter of 1998 increased $76,231 compared to the third quarter of 1997 primarily as a result of the growth the Bank has experienced in the past year.


                                  ASSET QUALITY

Non-performing assets at September 30, 1998 were $398,000 or 0.68% of loans and foreclosed properties, compared to $346,000, or 0.58% of loans and foreclosed properties at September 30, 1997. The provision for losses on loans was $60,000 for the third quarter of 1998 and 1997. At September 30, 1998, the allowance for losses on loans was 1.31% of loans and approximately 191% of non-performing assets.

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

ITEM 5.
OTHER INFORMATION

None

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 23.1     Consent of Welch & Associates
    Exhibit 27       Financial Data Schedule (for SEC use only)

(b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)

Date: November 13, 1998                /s/ Reed D. Matney
                                       ---------------------------------------
                                       Reed D. Matney, President
                                       (principal executive officer)


Date: November 13, 1998                /s/ H. Lyons Price
                                       ---------------------------------------
                                       H. Lyons Price (principal financial and
                                       accounting officer)