Form 10KSB40
period 1998-12-31
VOLUNTEER BANCORP INC
filed 1999-03-30
CIK 947440

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         THE REGISTRANT'S REVENUES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998 WERE $7,329,113.

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 20, 1999 IS APPROXIMATELY $5,937,690. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 15, 1999, COMMON STOCK, $.01 PAR VALUE, 539,027.

                    Documents Incorporated by Reference: NONE

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY

         The Company is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. The Company, with consolidated total assets of approximately $98 million at December 31, 1998, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee and conducts its operations through its subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the state of Tennessee in April 1906. The Company does not engage in any activities other than acting as a bank holding company for the Bank. The Company believes it can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

NET INTEREST INCOME

         The following table sets forth weighted average yields earned by the Company on its earning assets and the weighted average rates paid on its average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                         1998                               1997
                                         ----------------------------------   ------------------------------
(Fully taxable equivalent)                             Interest     Average              Interest    Average
(Dollars in thousands except             Average       Income/      Yields/   Average     Income/    Yields/
for per share data)                      Balance       Expense       Rate     Balance     Expense     Rate
-------------------                      -------       -------       ----     -------     -------     ----
ASSETS:

Interest-earning assets:

Loans net of unearned income.........    $54,684        $5,362       9.81%    $42,185      $4,141     9.82%
U.S. Treasury and other U.S.                                         6.29%
  government agencies................     20,291         1,277       6.46%     17,065       1,113     6.52%
States and municipalities............      1,781           115       5.16%        102           8     7.84%
FHLB stock...........................          8            --         --
Federal funds sold...................      5,854           302       8.54%      3,875         202     5.21%
                                         -------         -----                -------      ------
    Total interest-earning
      assets/interest income.........     82,618         7,056                 63,227       5,464     8.64%
                                          ------         -----                 ------      ------
Cash and due from banks..............      2,164                                1,983
Other assets.........................      4,863                                4,675
Allowance for loan losses............       (727)                                (550)
                                         -------                              -------
    Total............................    $88,918                              $69,335
                                         =======                              =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits......................     13,559           492       3.63%    $11,742      $  423     3.60%
Savings..............................      3,156            93       2.95%      2,222          66     2.97%
Individual retirement accounts.......      5,766           330       5.72%      4,382         246     5.61%
Time certificates....................     47,637         2,759       5.79%     35,101       2,029     5.78%
Securities sold under repurchase.....      1,680           101       6.01%        709          43     6.06%
Note payable.........................      3,064           236       7.70%      3,281         264     8.05%
                                          ------        ------                  -----
  Total interest-bearing
    liabilities/interest expense.....     74,862         4,011       5.36%     57,437       3,071     5.35%
                                          ------         -----                 ------      ------
Non-interest bearing demand
  deposits...........................      9,031                                7,710
Other liabilities....................      1,018                                  624
Stockholders' equity.................      4,007                                3,564
                                         -------                              -------
  Total..............................    $88,918                              $69,335
                                         =======                              =======
Net interest earnings................                   $3,045                             $2,393
                                                        ======                             ======
Net interest on interest earning assets                              3.69%                            3.78%
                                                                     =====                            =====
Return on average assets.............       0.51%                                0.31%
Return on average equity.............      11.36%                                6.09%
Cash dividends declared..............    $     0                              $     0
Dividend payout ratio................        N/A                                  N/A

         The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                       December 31, 1998                 December 31, 1997
                                                            versus                            versus
                                                       December 31, 1997                  December 31, 1996
                                                      Increase (Decrease)               Increase (Decrease)
                                                      Change Due to: (1)                 Change Due to: (1)
                                                ------------------------------      ------------------------------
(Dollars in Thousands)                          Volume       Rate       Total       Volume       Rate       Total
                                                -------      ----      -------      -------      ----      -------
Increase (decrease) in(2):
Loans, net of unearned income .............     $ 1,226      $ (5)     $ 1,221      $ 1,330      $(48)     $ 1,282
U.S. Treasury and other U.S. government
  agency securities .......................         204       (40)         164          156        13          169
States and municipal securities ...........         109        (2)         107            3        (0)           3
FHLB stock ................................           8         0            0           --        --           --
Federal funds sold ........................         102        (2)         100          (29)        4          (25)
                                                -------      ----      -------      -------      ----      -------
         Total interest income ............       1,649       (49)       1,592        1,460       (31)       1,429
                                                -------      ----      -------      -------      ----      -------
Increase (decrease) in(2):
Demand deposits ...........................          66         3           69           44         5           49
Savings deposits ..........................          28        (1)          27           18        (0)          18
Individual retirement accounts ............          79         5           84           72        (2)          70
Time certificates .........................         726         4          730          669         8          677
Securities sold under repurchase agreements          58        (0)          58           32         0           32
Note payable ..............................         (17)      (11)         (28)         (14)      (12)         (26)
                                                -------      ----      -------      -------      ----      -------
         Total interest expense ...........         940         0          940          822        (2)         820
                                                -------      ----      -------      -------      ----      -------
Increase (decrease) in net interest income      $   709      $(49)     $   652      $   638      $(29)     $   609
                                                =======      ====      =======      =======      ====      =======



(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. The Rate/Volume Change equals the change in volume times the change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of these components bears to the absolute value of their total. The change attributable to FHLB stock is allocated 100% as a change in volume for 1998.

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

         The Company does not operate an asset/liability management model. No estimates of the impact of changing interest rates on historical or projected earnings are available. The current level of interest rate risk can, however, be inferred from maturity and repricing data. At December 31, 1998, the Company had a negative cumulative repricing gap within one year of approximately $37.4 million, or approximately 40.99% of total earning assets. This negative repricing gap indicates that the Company's future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

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

         The following table represents an interest sensitivity profile for the Company as of December 31, 1998 and 1997. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.



                                                            December 31, 1998
                                      ---------------------------------------------------------------
                                                    After 3      After 12
                                                     months       months
                                       Within        Within       Within          After
                                      3 months     12 months      5 years        5 years       Total
                                      --------      --------      --------       -------      -------
(Dollars in thousands)
EARNING ASSETS:
Loans ...........................     $ 14,706      $ 15,836      $ 26,818       $ 1,870      $59,230
Investment Securities:
     Available for Sale .........            0         3,246         4,188        18,392       25,826
     Held to maturity ...........            0           250           251         1,112        1,362
FHLB stock ......................          262             0             0             0          262
Federal funds sold ..............        4,515             0             0             0        4,515
                                      --------      --------      --------       -------      -------
         Total earning assets ...     $ 19,483      $ 19,332      $ 31,006       $21,374      $91,195
                                      ========      ========      ========       =======      =======

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits .......     $ 41,027      $ 30,663      $  5,983       $     0      $77,673
Securities sold under repurchase
agreements ......................        1,462             0             0             0        1,462
Long-term debt ..................        3,045             0             0             0        3,045
                                      --------      --------      --------       -------      -------
         Total interest-bearing
           liabilities ..........     $ 45,534      $ 30,663      $  5,983       $     0      $82,180
                                      ========      ========      ========       =======      =======
Net repricing gap ...............     $(26,051)     $(11,331)     $ 25,023       $21,374      $ 9,015
                                      ========      ========      ========       =======      -------
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets .......       -28.57%       -12.43%        27.44%        23.44%        9.89%
                                      ========      ========      ========       =======      =======
Cumulative gap ..................     $(26,051)     $(37,382)     $(12,359)      $ 9,015
                                      ========      ========       =======       =======
Cumulative gap as a percentage of
  total earning assets ..........       -28.57%       -40.99%       -13.55%         9.89%
                                      ========      ========       =======       =======

                                                            December 31, 1997
                                      ---------------------------------------------------------------
                                                    After 3      After 12
                                                     months       months
                                       Within        Within       Within          After
                                      3 months     12 months      5 years        5 years       Total
                                      --------      --------      --------       -------      -------
(Dollars in thousands)
EARNING ASSETS:
Loans ...........................     $ 13,174      $ 11,901      $ 23,140       $   468      $48,683
Investment Securities:
     Available for sale .........            0           498         5,766        10,845       17,109
     Held to maturity ...........          500           325           200            60        1,085
Federal funds sold ..............        4,842             0             0             0        4,842
                                      --------      --------      --------       -------      -------
         Total earning assets ...     $ 18,516      $ 12,724      $ 29,106       $11,373      $71,719
                                      ========      ========      ========       =======      =======
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits .......     $ 31,040      $ 24,993      $  4,238       $     0      $60,271
Securities sold under repurchase
agreements ......................        1,217             0             0             0        1,217
Long-term debt ..................        3,265             0             0             0        3,265
                                      --------      --------      --------       -------      -------
Total interest-bearing liabilities..  $ 35,522      $ 24,993      $  4,238       $     0      $64,753
                                      ========      ========      ========       =======      =======
Net repricing gap ...............     $(17,006)     $(12,269)     $ 24,868       $11,373      $ 6,966
                                      ========      ========      ========       =======      =======
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets .......       -23.71%       -17.11%        34.67%        15.86%        9.71%
                                      ========      ========      ========       =======      =======
Cumulative gap ..................     $(17,006)     $(29,275)     $ (4,407)      $ 6,966
                                      ========      ========       =======       =======
Cumulative gap as a percentage of
  total earning assets ..........       -23.71%       -40.82%        -6.14%         9.71%
                                      ========      ========       =======       =======

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

DEPOSITS

         The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 1998 and 1997.

                                                                1998            1997
                                                               -------         -------
(In Thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations ...........         $ 9,521         $ 8,570
U. S. Government and states and political subdivisions             116              83
Certified and official checks ........................             355             164
                                                               -------         -------
  Total non interest-bearing deposits ................           9,992           8,817
                                                               -------         -------
Interest-bearing deposits:
Interest-bearing demand accounts .....................          14,838          12,636
Savings accounts .....................................           3,603           2,585
Individual retirement accounts .......................           2,163           1,674
Certificates of deposit, less than $100,000 ..........          41,564          33,405
Certificates of deposit, greater than $100,000 .......          15,505           9,970
                                                               -------         -------
  Total interest-bearing deposits ....................          77,673          60,270
                                                               -------         -------
  Total deposits .....................................         $87,665         $69,087
                                                               =======         =======

         The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods as indicated:

                                                      December 31,
                                     --------------------------------------------------
                                             1998                       1997
                                     --------------------   ---------------------------
(In Thousands)
Non interest-bearing deposits ..     $ 9,031                    $ 7,710
Savings deposits ...............       3,156        2.95%         2,222           2.97%
Individual retirement accounts .       5,766        5.72%         4,382           5.61%
Time deposits ..................      47,637        5.79%        35,101           5.78%
Interest-bearing demand deposits      13,559        3.63%           709           3.60%
                                     -------                    -------
         Total deposits ........     $79,149                    $50,124
                                     =======                    =======

         At December 31, 1998 and 1997, time deposits greater than $100,000 aggregated approximately $15.0 million and $10.0 million, respectively. The following table indicates, as of December 31, 1998 and 1997, the dollar amount of $100,000 or more deposits by the time remaining until maturity:

                                          1998                                         1997
                      ----------------------------------------------     --------------------------------
                                               1 Year                                             1 Year
                      3 Months      3 to 12    through                   3 Months     3 to 12     through
                       or less       Months    5 years       Total        or less      Months     5 years      Total
                      --------     --------   --------      ------      ---------     -------     -------     -------
(In Thousands)
Time certificates       $6,839       7,539       1,127       $15,505       $3,199       5,625       1,146       $9,970
                        ======       =====       =====       =======       ======       =====       =====       ======

ASSETS

         The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest earning assets by category at December 31, 1998 and 1997.

                                                 1998            1997
                                               --------        --------
         (In Thousands)
         Investment securities:
           Available for sale ..........       $ 25,827        $ 17,109
           Held to maturity ............          1,362           1,085
         FHLB stock ....................            262              --
         Federal funds sold ............          4,515           4,842
         Loans:
           Real estate .................         38,282          32,760
           Commercial and other ........         20,948          15,923
                                               --------        --------
             Total loans ...............         59,230          48,683
            Less unearned income .......           (205)           (213)
                                               --------        --------
           Loans, net of unearned income         59,025          48,470
                                               --------        --------
         Interest earning assets .......       $ 90,991        $ 71,506
                                               ========        ========


INVESTMENT PORTFOLIO

         At year end 1998, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 100% of the investment portfolio. The following table presents the composition of the carrying value of the Company's investment portfolio at December 31, 1998 and 1997.

                                                                 1998          1997
                                                                -------       -------
         (In Thousands)
         Held to maturity:
         Obligations of U.S.  Government agencies .......       $ 1,362       $ 1,085
                                                                =======       =======
         Available for sale:
         U.S. Treasury securities .......................       $ 3,476       $ 3,964
         Obligations of U.S. Government agencies ........        18,127        13,042
         Obligations of states and political subdivisions         4,223           103
         FHLB stock .....................................           262            --
                                                                -------       -------
                                                                $26,088       $17,109
                                                                =======       =======

         The following table presents the maturity distribution of the amortized cost and estimated market value of the Company's investment portfolio at December 31, 1998 and 1997. The weighted average yields on these instruments are presented based on final maturity. Yields on obligations of states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.

                                                                    1998                                    1997
                                                    -------------------------------------    ---------------------------------
                                                                  Estimated      Weighted                Estimated    Weighted
                                                    Amortized       Market       Average     Amortized     Market      Average
                                                       Cost         Value         Yield        Cost         Value       Yield
                                                     -------       -------       ---------    -------      -------    --------
(Dollars in Thousands)
Held to maturity:
Obligations of U.S.
  Government agencies:
  Due within 1 year.............................     $    --       $    --                       $500         $494
  Due after 1 year but within 5 years...........         250           252                        250          247
  Due after 5 years but  within 10 years........         999         1,001                        200          199
  Due after 10 years............................         113           120                        135          143
                                                     -------       -------                    -------      -------
     Total......................................     $ 1,362       $ 1,373         5.38%      $ 1,085      $ 1,083        5.64%
                                                     =======       =======                    =======      =======
Available for sale:
------------------
U.S. Securities:
  Due within 1 year.............................     $ 1,918       $ 1,938                    $   493      $   498
  Due after 1 year but within 5 years...........       1,498         1,538                      3,435        3,466
                                                     -------       -------                    -------      -------
    Total.......................................       3,416         3,476         6.13%        3,928        3,964        6.19%
                                                     -------       -------                    -------      -------
Obligations of U.S. Government agencies:
  Due within 1 year.............................          --            --                        704          702
  Due after 1 year but within 5 years..........        2,638         2,650                      2,726        2,745
  Due after 5 years but within 10 years.........      10,673        10,724                      9,567        9,595
  Due after 10 years............................       4,762         4,753
                                                     -------       -------                    -------      -------
   Total........................................      18,073        18,127         6.27%       12,997       13,042        6.29%
                                                     -------       -------                    -------      -------
Obligations of states and  political subdivisions:
  Due after 1 year but within 5 years..........          402           407
  Due after 5 years but within 10 years.........       3,025         3,108                        100          103        5.00%
  Due after 10 years..........................           705           708
                                                     -------       -------                    -------      -------
Total...........................................       4,132         4,223                        100          103
                                                     -------       -------                    -------      -------
         Total..................................     $25,621       $25,826         6.22%      $17,025      $17,109        6.26%
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

         The Company's investment securities portfolio of $27,450,577 at December 31, 1998, consisted of $1,362,477 of securities held to maturity, which are carried at amortized cost and $26,088,100 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $238,669 and unrealized losses were $33,670. The Company's investment securities portfolio of $18,193,760 at December 31, 1997, consisted of $1,085,104 of securities held to maturity, which are carried at amortized cost and $17,108,656 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $98,995 and unrealized losses were $14,997.

         As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $10,450 and unrealized losses of $0 at December 31, 1998, compared to $8,563 unrealized gains and $10,429 unrealized losses at year end December 31, 1997.

         At December 31, 1998, the Company had approximately $250,000 of structured notes in the held to maturity category, which constitutes approximately 0.9% of its investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest rate movements and expose the Company to greater market risk than traditional medium-term notes. All of the Company's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The unrealized gain in these securities was approximately $2,000 or 19.14% of total gross unrealized gains on held to maturity securities. It is management's intent to hold these securities to maturity. The market risk associated with the structured notes is not considered material to the Company's financial position, results of operations or liquidity.

LOAN PORTFOLIO

         Total loans of $59,230,000 at December 31, 1998, reflected an increase of $10,547,000 compared to total loans for the year ended December 31, 1997. Residential real estate loans, which historically have had low loss experience, increased $3,820,000 or 22.3%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $1,702,000 or 10.9%. Commercial and industrial loans and agricultural loans increased by $2,614,000 or 48.6%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans increased by $2,411,000 , or 22.9%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hawkins and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions. The following table sets forth the composition of the Company's loan portfolio at December 31, 1998 and 1997.

                                              1998          1997
                                             -------       -------
(In Thousands)
Real estate loans:
  Construction and land development ..       $ 5,598       $ 5,716
  Secured by farmland and improvements         2,401         2,508
  Secured by residential properties ..        20,991        17,171
  Commercial real estate loans .......         9,292         7,365
                                             -------       -------
    Total real estate loans ..........        38,282        32,760
                                             -------       -------
Loans to farmers .....................           816           547
Commercial and industrial loans ......         7,174         4,829
Installment loans ....................         9,626         8,304
Other consumer loans .................         3,249         2,189
All other loans ......................            83            54
                                             -------       -------
    Total loans ......................       $59,230       $48,683
                                             =======       =======


         The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year.

                                                     December 31, 1998
                                      ------------------------------------------------
                                                       Maturity Range
                                      ------------------------------------------------
                                      One Year    One Through      Over
(In Thousands)                        or Less      Five Years   Five Years      Total
                                      -------       -------       ------       -------
Real estate construction loans        $ 5,467       $   131       $    0       $ 5,598
Real estate mortgage loans ....        11,382        13,676        7,626        32,684
Commercial and industrial loans         4,703         2,016          455         7,174
Agricultural loans ............           613           203            0           816
All other loans ...............         4,788         7,981          189        12,958
                                      -------       -------       ------       -------
  Total loans .................       $26,953       $24,007       $8,270       $59,230
                                      =======       =======       ======       =======

         The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is set forth below.

Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 1998 (in thousands):

Fixed rate .................................            $16,752
Floating rate ..............................              7,355
                                                        -------
                                                        $24,107
                                                        -------
Other loans maturing after one year:
Fixed rate .................................            $ 8,092
Floating rate ..............................                 78
                                                        -------
                                                        $ 8,170
                                                        -------
         Total loans maturing after one year            $32,277
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

         The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $810,563 at year end 1998, or 1.37% of loans outstanding, net of unearned income, compared to $660,336 or 1.36% at year end 1997. The following table presents data related to the Company's reserve for loan losses for the years ended December 31, 1998 and 1997.

                                                                                                 1998          1997
                                                                                                -----         -----
(Dollars In Thousands)
Balance at beginning of period ..........................................................       $ 660         $ 457
Charge offs:
  Commercial, financial and agricultural ................................................         (29)           (4)
  Real estate mortgage ..................................................................           0             0
  Installment loans to individuals ......................................................         (65)          (14)
                                                                                                -----         -----
                                                                                                  (94)          (18)
                                                                                                -----         -----
Recoveries:
  Commercial, financial and agricultural ................................................           2             1
  Real estate mortgage ..................................................................           0             0
  Installment loans to individuals ......................................................           3             5
                                                                                                -----         -----
                                                                                                    5             6
                                                                                                -----         -----
Net charge offs .........................................................................         (89)          (12)
                                                                                                -----         -----
Additions to charged to operations ......................................................         240           215
                                                                                                -----         -----
Balance at end of period ................................................................       $ 811         $ 660
                                                                                                =====         =====

Ratio of net charge offs during the period to average loans outstanding during the period        0.16%         0.03%
                                                                                                =====         =====
Average allowance for loan losses to average total loans ................................        1.33%         1.30%
                                                                                                =====         =====

         At December 31, 1998 and 1997, the allowance for loan losses was allocated as follows:

                                                     1998                     1997
                                            ---------------------    ---------------------
                                                       Percent of               Percent of
                                                     loans in each            loans in each
                                                      category to              category to
                                            Amount    total loans    Amount    total loans
                                            ------    -----------    ------    -----------
(Dollars in thousands)
Commercial, financial and agricultural       $241        13.49%       $165        11.04%
Real estate mortgage .................         --        64.63%          0        67.29%
Installment loans to individuals .....        570        21.88%        495        21.67%
                                             ----       ------        ----       ------
   Total .............................       $811       100.00%       $660       100.00%
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

Nonperforming assets (Dollars in thousands):
                                                                                                    December 31,
                                                                                                   -----------------
                                                                                                    1998       1997
                                                                                                   ------     ------
Nonaccrual loans..........................................................................        $    19    $    70
Restructured loans........................................................................              0          0
Other loans past due 90 days or more to principal or interest payments....................            418        186
Nonperforming loans as a percentage of net loans before allowance for loan losses.........           0.74%      0.53%
Allowance for loan losses as a percentage of nonperforming loans..........................         185.58%    257.81%

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

         The following table sets forth liquidity ratios for the periods indicated:

                                                 1998               1997
                                                 ----               ----
Average loans to average deposits........       70.26%             68.98%


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

         The Company's consolidated capital ratios are set forth below. See Note 12 to Notes to Consolidated Financial Statements for Bank-only capital ratios.

                                                                                       December 31,    December 31,
                                                                                           1998            1997
                                                                                         --------         --------
(Dollars in Thousands)
CAPITAL:
Tier I capital:
         Stockholders' common equity .............................................       $  4,401         $  3,871
         Less unrealized (loss) gain in securities ...............................             52               52
         Less disallowed intangibles .............................................           (185)            (203)
                                                                                         --------         --------
                  Total Tier I capital ...........................................          4,164            3,616
Tier II capital:
         Qualifying allowance for loan losses ....................................            743              609
                                                                                         --------         --------
                  Total capital ..................................................       $  4,907         $  4,225
                                                                                         ========         ========
Risk-adjusted assets .............................................................       $ 59,431         $ 48,725
Quarterly average assets .........................................................       $ 95,806         $ 76,127

RATIOS:

Tier I capital to risk-adjusted assets ...........................................           7.01%            7.42%
Tier II capital to risk-adjusted assets ..........................................           1.25%            1.25%
Total capital to risk-adjusted assets ............................................           8.26%            8.67%
Leverage -- Tier I capital to quarterly  average assets less disallowed intangibles          4.28%            4.83%

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

         The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

                                                          Total Risk-Based      Tier I Risk-Based         Leverage
                                                            Capital Ratio         Capital Ratio             Ratio
                                                            -------------         -------------         ------------
Well-capitalized......................................      10% or above           6% or above          5% or above
Adequately capitalized................................       8% or above           4% or above          4% or above
Undercapitalized......................................      Less than 8%          Less than 4%          Less than 4%
Significantly undercapitalized........................      Less than 6%          Less than 3%          Less than 3%
Critically undercapitalized...........................           --                    --                2% or less

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

CROSS-GUARANTEE LIABILITY

         Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the Bank would likely result in assertion of the cross- guarantee provisions, and a potential loss of the Company's investment in the Bank.

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

EMPLOYEES

         At December 31, 1998, the Company had a total of 46 employees with 4 of those employed on a part-time basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company conducted public offering of its Common Stock in 1998 at a price of $15 per share (the "Offering"). There is no established public market for the shares. Management of the Company is aware that isolated transactions in the Common Stock occur from time to time. To the best of the knowledge of the Company the most recent transaction in the Common Stock was December 17, 1998 and was for the price of $15.00 per share.

         There were 471 holders of record of the Common Stock as of March 20, 1999.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and changes therein and results of operations of the Company and the Bank for the years ended December 31, 1998 and 1997.

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

RESULTS OF OPERATIONS

         Net income for 1998 was $454,841 increasing $238,066 compared with net income of $216,775 for 1997. The Company's return on average assets was 0.51% for 1998 or 1.65 times the return on average assets of 0.31% for 1997. The Company's return on average equity improved to 11.36% for 1998 compared with 6.09% for 1997.

         The Company's net income for 1998 and 1997 were impacted by the following:

         -- The yield on average interest earnings assets was 8.54% for 1998 decreasing 0.10% from 8.64% for 1997.

         -- Average earning assets increased $19,391,000 to $82,618,000 for 1998 compared to $63,227,000 for 1997.

         -- Yield on average interest bearing liabilities increased 0.01% from 5.35% in 1997 to 5.36% for 1998.

         -- Average interest bearing liabilities increased $17,425,000 to $74,862,000 for 1998 compared to $57,437,000 for 1997.

         -- Average interest earning assets to average total assets increased slightly from 91.19% for 1997 to 92.91% for 1998.

         -- Average interest bearing liabilities to average total assets increased from 82.84% for 1997 to 84.19% for 1998.

         As a result of the foregoing net interest income as a percentage of average interest earning assets decreased from 3.78% for 1997 to 3.69% for 1998. Accordingly, net interest income for 1998 of $3,006,351 was only $616,214 greater than net interest income of $2,390,137 for 1997.

         Net interest income for 1998 was positively impacted by a decrease in interest expense of $29,000 on parent company only borrowings. Of this decrease of $29,000 approximately $17,000 was attributable to a decrease in average borrowings. Average parent company only borrowings were $3,064,000 for 1998 or a decrease of $217,000 compared to 1997 of $3,281,000. The remaining decrease of $12,000 was attributable to a decrease in the average rate on such outstanding borrowings from 8.05% for 1997 to 7.70% for 1998. The borrowing was incurred by the Company in order to increase the capital of its subsidiary bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

         The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31, 1998 and 1997.

                                                     1997                                 1996
                                      ---------------------------------    --------------------------------
(Fully taxable equivalent)                       Interest       Average               Interest      Average
(Dollars in thousands except          Average     Income/       Yields/    Average     Income/       Yields/
for per share data)                   Balance     Expense        Rate      Balance     Expense        Rate
                                      -------     -------        ----      -------     -------        ----
ASSETS:

Interest-earning assets:

Loans net of unearned income          $42,185      $4,141        9.82%     $28,647      $2,859        9.98%
U.S. Treasury and other U.S.
  government agencies                  17,065       1,113        6.52%      14,669         944        6.44%
States and municipalities                 102           8        7.84%          63           5        7.94%
Federal funds sold                      3,875         202        5.21%       4,424         227        5.13%
                                      -------      ------                  -------      ------
    Total interest-earning
      assets/interest income           63,227       5,464        8.64%      47,803       4,035        8.44%
                                      -------      ------                  -------      ------
Cash and due from banks                 1,983                                1,766
Other assets                            4,675                                3,650
Allowance for loan losses                (550)                                (433)
                                      -------                              -------
    Total                             $69,335                              $52,786
                                      =======                              =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits                       $11,742      $  423        3.60%     $10,526      $  374        3.55%
Savings                                 2,222          66        2.97%       1,614          48        2.97%
Individual retirement accounts          4,382         246        5.61%       3,095         176        5.69%
Time certificates                      35,101       2,029        5.78%      23,521       1,352        5.75%
Securities sold under repurchase          709          43        6.06%         315          11        3.49%
Note payable                            3,281         264        8.05%       3,450         290        8.41%
                                      -------      ------                  -------      ------
  Total interest-bearing
    liabilities/interest expense       57,437       3,071        5.35%      42,521       2,251        5.29%
                                      -------      ------                  -------      ------
Non-interest bearing demand
  deposits                              7,710                                6,655
Other liabilities                         624                                  663
Stockholders' equity                    3,564                                2,947
                                      -------                              -------
  Total                               $69,335                              $52,786
                                      =======                              =======
Net interest earnings                              $2,393                               $1,784
                                                   ======                               ======
Net interest on interest earning
  assets                                                         3.78%                                3.73%
                                                                 =====                                =====

Return on average assets                 0.31%                                0.16%
Return on average equity                 6.09%                                2.88%
Cash dividends declared               $     0                              $     0
Dividend payout ratio                     N/A                                  N/A

         Non-interest expense increased $337,031 from $2,034,140 for 1997 to $2,371,171 for 1998. However, non-interest expense as a percentage of average assets decreased by 0.26% from 2.93% in 1997 to 2.67% for 1998.

         The following table presents non-interest expense for 1998 compared to 1997 as a percentage of average assets and the changes therein (in thousands):

                                                                     1998                      1997
                                                               -------------------     -------------------
                                                                         % Average               % Average
                   Non-interest Expense                        Amount      Assets      Amount      Assets
                   --------------------                        ------      ------      ------      ------

Salaries and employee benefits............................     $1,256       1.41%      $1,094       1.58%
Occupancy, net............................................        197       0.22%         160       0.23%
Furniture and equipment...................................        263       0.30%         206       0.30%
Directors fees............................................         50       0.06%          49       0.07%
Advertising...............................................         66       0.07%          59       0.09%
FDIC insurance............................................          8       0.01%           7       0.01%
Office supplies...........................................         46       0.05%          29       0.04%
Professional services.....................................         96       0.11%          84       0.12%
Telephone.................................................         34       0.04%          34       0.05%
Postage and courier.......................................         54       0.06%          36       0.05%
Other.....................................................        301       0.34%         276       0.40%
                                                               ------       ----       ------       ----
                                                               $2,371       2.67%      $2,034       2.93%
                                                               ======       ====       ======       ====



         Non-interest expenses increased 16.57% in absolute terms from 1997 to 1998 but decreased as a percentage of average total assets. The decrease is attributable to an expansion of the Company's asset base without a corresponding increase in non-interest expenses. Occupancy expense increased in 1998 by 55.34% primarily attributable to the fact that 1998 was the first full year of operations of the Bank's new main office facilities in Rogersville. Non-interest expense as a percentage of average assets is expected to continue to decline as growth in Bank assets is expected to increase faster than the growth in non-interest expense.

         The provision for loan losses in 1998 was $240,000 or $35,000 greater than the provision for loan losses of $215,000 for 1997. The provision for loan losses is the amount management deems necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserve is determined by management after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by the Company, historic loan-loss experience, loan mix and the level of loans relative to reserves.

         Non-interest income increased $99,030 from $212,915 in 1997 to $311,945 in 1998.

         Income tax expense increased $115,147 from $137,137 in 1997 to $252,284 in 1998.

FINANCIAL POSITION

         Company total assets grew 25.04% or $19.59 million during 1998 to $97.84 million at year end 1998 from $78.25 million at year end 1997. This growth is primarily attributable to growth of $18.83 million in deposits and securities sold under repurchase agreements during 1998 to $89.13 million at year end 1998 from $70.30 million at year end 1997.

         Portfolio securities grew $9.26 million in 1998 to $59.02 million at year end 1998 from $18.19 million at year end 1997 while federal funds decreased $326,000 during 1998.

         Loans increased $10.55 million during 1998 to $59.02 million at year end 1998 compared to $48.47 million at year end 1997. Of this growth real estate mortgage loans grew $5.52 million in 1998 and consumer loans grew $2.38 million in 1998. Real estate mortgage loans represented 64.77% of gross outstanding loans at year end 1998. Consumer loans represented 21.81% of gross outstanding loans at year end 1998.

         Deposits and securities sold under repurchase agreements grew $18.83 million in 1998 from $70.30 million at year end 1997 to $89.13 million at year end 1998.

CAPITAL REQUIREMENTS

         The Company's equity capital was $4.40 million at year end 1998 compared to $3.87 million at year end 1997. This increase of approximately $530,000 consists of the Company's net income for 1998 of $454,841, an increase in the accumulated other comprehensive income of $75,020. No dividends were paid by the Company during 1998 and the Company does not expect to pay dividends any time in the foreseeable future.

         The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The Bank was prohibited from paying any dividends, other than to service the parent company indebtedness, for two years from the opening of branches in Rogersville and Church Hill, Tennessee (opened during 1996) without the prior written approval of the Commissioner of Financial Institution for the State of Tennessee. At December 31, 1997, the Bank had approximately $399,703 tangible capital in excess of the 8% Tier I leverage capital required to be maintained by State bank regulators during the three years subsequent to beginning operations in Hawkins County, Tennessee. Such excess tangible capital may be used to pay dividends from the Bank without prior regulatory approval but only if necessary to service parent company indebtedness in accordance with the terms of such indebtedness. These restrictions were no longer in effect at December 31, 1998.

         The Bank had committed to State banking regulators, in connection with the approval to open branches during 1996 in Rogersville and Church Hill, Tennessee that it would, among other things, maintain a Tier I capital plus loan loss reserve to asset ratio of not less than 10% during the first three years after approval. This condition was modified by State banking regulators on September 19, 1997 to require the Bank to maintain a Tier I leverage ratio of no less than 8% for the three years subsequent to commencing operation in Hawkins County, Tennessee. The actual Tier I leverage ratio maintained by the Bank was 8.75% on an end of period basis at December 31, 1997. The actual tangible capital maintained by the Bank at December 31, 1997 after the Rogersville and Church Hill branches were opened was $6,639, which was consistent with the approval regarding opening the branches. These requirements were no longer in effect at December 31, 1998.

         The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

         Management believes, as of December 31, 1998, that the Bank and Company meet all capital requirements to which they are subject and that they are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

         The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at December 31, 1998.

LIQUIDITY RESOURCES

         Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and security repayments or sales of available for sale securities.

         During 1998 the Company increased available for sale securities by $8.98 million from $19.11 million at year end 1997 to $26.09 million at year end 1998.

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

         A traditional measure of interest rate sensitivity and its impact upon the next years earnings is the Company's one-year gap position (total assets subject to repricing less total liabilities subject to repricing). A negative one-year gap position generally exposes the Company's earnings to rising short term rates over the period and thus reduced net interest income because current liabilities reprice faster than current assets. However, this earnings exposure can be mitigated during the period if total asset growth is sufficient such that new assets are priced at relatively higher rates and new deposit maturities are extended. At December 31, 1998 the Company had a cumulative one year negative gap of (40.99%) or a net of $37.38 million in liabilities repricing faster than assets.

         While the one-year-gap measure helps provide some information about a financial institution's interest sensitivity, it does not predict the trends of future earnings.

         The Company's investment in derivatives at year end 1997 was $500,000 at cost. These two securities had an approximate market value at that time of $493,558. Both securities are "inverse floaters," matured in 1998 and were the obligation of the Federal Home Loan Bank, a quasi-government agency. Ultimate collection of the par amount of the obligations is relatively risk free. However, until maturity, earnings will be impacted either positively or negatively depending upon the prevailing level of interest rates. In essence, an inverse floater generally earns more in a falling interest rate environment and earns less in a rising interest rate environment. At December 31, 1997 one of these securities was earning at 4.338% while the other was earning at 4.738%. Both securities have a par amount of $250,000. These securities were acquired by prior management during 1994 because of their then attractive yields and the then expectation that interest rates would continue falling or remain stable. Current management intends to hold these securities until maturity and has no present plans or intentions of investing in similar instruments in the future.

ASSET QUALITY

         Non-performing and other loans past due 90 days or more were $437,287 at year end 1998 compared to $256,636 at year end 1997 representing an increase of $180,651. Non-performing loans as a percentage of net loans before the allowance for loan losses was 0.74% at year end 1998 and 0.53% at year end 1997. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was 185.4% at year end 1998 and 259.8% at year end 1997. The Company had no material restructured loans in 1998 or 1997. The asset quality of the Company continues to be good which is a result of good underwriting standards coupled with aggressive collection efforts and a good local economy.

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

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Index to Consolidated Financial Statements:

         Independent Auditor's Report...........................................................................F-1

         Consolidated Balance Sheets at December 31, 1998 and 1997..............................................F-2

         Consolidated Statements of Earnings for the years ended December 31, 1998 and 1997.....................F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 1998 and 1997....................................................................F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996...................F-5

         Consolidated Statements of Comprehensive Income for the years ended
                  December 31, 1998 and 1997....................................................................F-6

         Notes to Consolidated Financial Statements.............................................................F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Following is certain information regarding the nominee directors and executive officers of the Company.

         REED D. MATNEY (49) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

         G. DOUGLAS PRICE (58) has served as a Director since 1994. Mr. Price is retired and was the former Executive for Hawkins County, Tennessee.

         WILLIAM E. PHILLIPS (51) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

         H. LYONS PRICE (64) has served as the Secretary/Treasurer and Director since 1994. Mr. Price was employed by First Union National Bank of Tennessee until June 1993.

         GARY E. VARNELL (52) has served as a Director of the Company since 1994. Mr. Varnell is the owner and operator of a retail office products store in Rogersville, Tennessee.

         DR. TRUETT H. PIERCE (71) has served as a Director of the Company since 1994. Dr. Truett practices medicine in Sneedville, Tennessee.

         GEORGE L. BROOKS (69) has served as a Director of the Company since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

         SHIRLEY A. PRICE (64) has served as a Director of the Company since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee.

         LEON GLADSON (73) has served as a Director of the Company since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

         EDDIE FREEMAN (46) has served as a Director of the Company since 1995 and serves as Vice President and Manager of the Bank's Church Hill office.

         NEIL D. MILLER (79) has served as a Director of the Company since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

         M. CARLIN GREENE (56) has served as a Director of the Company since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

         SCOTT F. COLLINS (50) has served as a Director of the Company since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

         LAWRENCE E. GRAY (54) has served as a Director of the Company since 1994 and serves as Executive Vice President of the Bank.

         No director of the Company is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

         During 1998 the Board of Directors of the Company held two meetings. The Directors of the Company also serve as directors of the Bank. The Board of Directors of the Bank held 12 meetings in 1998. No director attended less than 75% of the meetings held by the Company or the Bank during 1998. The Directors received no compensation as directors of the Company but as directors of the Bank received $300 for each meeting attended.

         The Board of Directors has three committees. Messrs. Phillips, H. Lyons Price and Matney serve as the Executive Committee, Messrs. Doug Price, Gladson and Collins serve as members of the Audit Committee and Messrs. Phillips, Matney, H. Lyons Price and G. Douglas Price serve as members of the Trust Committee. These persons receive no compensation as members of such committees.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid by the Company to the chief executive officer of the Company. No other executive officer of the Company received cash compensation in excess of $100,000 (determined as of the end of 1997) for the years ended December 31, 1998, 1997 and 1996.

                                                                 Annual
                                                               Compensation
                                                               ------------
Name and Position                               Year            Salary ($)
-----------------                               ----            ----------
Reed Matney                                     1998              78,000
Chief Executive Officer and President           1997              72,000
                                                1996              66,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 20, 1999, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and persons nominated to become directors of the Company and executive officers; and (iii) directors and executive officers of the Company as a group.

                                                                      Amount and Nature
                            Name of                               of Beneficial Ownership        Percent
                        Beneficial Owner                              (Number of Shares)         of Class
                        ----------------                              ------------------         --------

(i)    Ralph T. Hurley...................................                   85,500                15.86%
       Rt. 2 Box 157
       Sneedville, TN  37869

       William E. Phillips(1)............................                   21,755                 4.03
       312 Main Street
       Rogersville, TN 37857

(ii)   William E. Phillips(1)............................                   21,755                 4.03
       Lawrence E. Gray(2)...............................                   18,601                 3.45
       Shirley A. Price..................................                    7,957                 1.47
       Reed D. Matney....................................                    8,343                 1.54
       Leon Gladson......................................                    3,683                    *
       Eddie Freeman.....................................                    1,852                    *
       G. Douglas Price(3)...............................                   15,894                 2.94
       Gary E. Varnell(4)................................                   16,220                 3.00
       Scott F. Collins..................................                    1,560                    *
       H. Lyons Price....................................                    6,125                 1.13
       George L. Brooks..................................                    6,125                 1.13
       M. Carlin Greene..................................                   11,678                 1.70
       Dr. Truett H. Pierce(5)...........................                   12,231                 2.16
       Neil D. Miller....................................                   11,110                 2.26

(iii)  Directors and executive officers as a group (14                     143,181                26.56%
       persons)..........................................

----------
*        Less than 1%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit
Number     Description
------     -----------

  3.1      Articles of Incorporation of Volunteer Bancorp, Inc., as amended*

  3.2      Bylaws of Volunteer Bancorp, Inc.*

 21.2      List of Subsidiaries

 23.1      Consent of Welch & Associates, Ltd.

 27        Financial Data Schedule (For SEC use only)

 * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form SB-1, Registration No. 33-94050.

(2) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Volunteer Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                        Welch & Associates, Ltd.



January 15, 1999
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                                           1998                 1997
                                                                        -----------          -----------
                                   ASSETS

Cash and due from banks (note 10)                                       $ 2,287,388          $ 2,583,960
Federal funds sold                                                        4,515,263            4,841,622
                                                                        --------------------------------
   Cash and cash equivalents                                              6,802,651            7,425,582
Investment securities available for sale (amortized
   cost of $25,883,100 and $17,024,658, respectively) (note 2)           26,088,100           17,108,656
Investment securities held to maturity (estimated market
   value of $1,372,927 and $1,083,238, respectively) (note 2)             1,362,477            1,085,104
Loans, less allowance for possible loan losses of $810,563
   and $660,336 in 1998 and 1997, respectively (note 3)                  58,214,045           47,809,870
Accrued interest receivable                                                 905,237              819,510
Premises and equipment, net (note 4)                                      4,116,851            3,647,191
Other real estate                                                            51,923               89,946
Deferred income taxes (note 8)                                               23,204                    -
Goodwill (note 1)                                                           184,908              202,791
Other assets                                                                 91,799               57,733
                                                                        --------------------------------
    Total assets                                                        $97,841,195          $78,246,383
                                                                        ================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (notes 2 and 5)
   Non-interest bearing                                                 $ 9,991,890          $ 8,816,803
   Interest bearing                                                      77,673,242           60,270,586
                                                                        --------------------------------
     Total deposits                                                      87,665,132           69,087,389
Accrued interest payable                                                    939,899              720,842
Securities sold under repurchase agreements (note 16)                     1,462,130            1,216,679
Other accrued taxes, expenses and liabilities                               328,469               64,218
Long-term debt (note 6)                                                   3,045,000            3,265,000
Deferred income taxes (note 8)                                                    -               21,551
                                                                        --------------------------------
     Total liabilities                                                   93,440,630           74,375,679
                                                                        --------------------------------

Commitments and contingent liabilities (note 9)

Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares
    authorized, 539,027 shares issued and outstanding                         5,390                5,390
   Additional paid-in capital                                             1,916,500            1,916,500
   Retained earnings                                                      2,351,576            1,896,735
   Accumulated other comprehensive income (note 1)                          127,099               52,079
                                                                        --------------------------------
     Total stockholders' equity                                           4,400,565            3,870,704
                                                                        --------------------------------
        Total liabilities and stockholders' equity                      $97,841,195          $78,246,383
                                                                        ================================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                           December 31, 1998 and 1997
-------------------------------------------------------------------------------

                                                                           1998                  1997
                                                                        -----------          -----------
Interest income:
    Interest and fees on loans                                          $ 5,362,173          $ 4,141,546
    Interest on federal funds                                               302,849              202,199
    Interest on investment securities:
           Taxable                                                        1,276,541            1,112,803
           Exempt from Federal income tax                                    75,605                5,000
                                                                        --------------------------------
              Total interest income                                       7,017,168            5,461,548
                                                                        --------------------------------
Interest expense:
    Interest on deposits                                                  3,674,533            2,764,396
    Interest on other borrowed funds                                        336,284              307,015
                                                                        --------------------------------
              Total interest expense                                      4,010,817            3,071,411
                                                                        --------------------------------
Net interest income                                                       3,006,351            2,390,137
Provisions for possible loan losses (note 3)                                240,000              215,000
                                                                        --------------------------------
Net interest income after provision for possible loan losses              2,766,351            2,175,137
                                                                        --------------------------------
Non-interest income:
    Service charges on deposit accounts                                     149,560              105,057
    Other fees and commissions                                               89,025               78,015
    Securities gain (loss) (note 2)                                          37,318                8,342
    Other non-interest income                                                36,042               21,501
                                                                        --------------------------------
              Total non-interest income                                     311,945              212,915
                                                                        --------------------------------
Non-interest expense:
    Salaries and employee benefits (note 7)                               1,251,557            1,094,241
    Occupancy expenses, net (note 4)                                        197,388              160,188
    Furniture and equipment expense                                         263,416              206,498
    Other non-interest expense (note 7)                                     658,810              573,213
                                                                        --------------------------------
              Total non-interest expense                                  2,371,171            2,034,140
                                                                        --------------------------------

              Net earnings before income taxes                              707,125              353,912

Income tax expense (note 8)                                                 252,284              137,137
                                                                        --------------------------------

Net income                                                              $   454,841          $   216,775
                                                                        ================================

Income per weighted average common share                                $      0.84          $      0.41
                                                                        ================================

Weighted average common shares outstanding                                  539,027              529,318
                                                                        ================================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------




                                        Common                                        Accumulated
                                        Stock        Additional                          Other
                          Common        Stated        Paid-In          Retained      Comprehensive
                          Shares        Value         Capital          Earnings          Income            Total
                          -------       ------       ----------       ----------     -------------      ----------
Balance January
 1,1997                   525,717       $5,258       $1,761,552       $1,679,960       $ (49,862)       $3,396,908

Net income                      -            -                -          216,775               -           216,775

Other
 comprehensive
 income
                                -            -                -                -         101,941           101,941
Issue common stock,
   net of costs
   of issuance             13,310          132          154,948                -               -           155,080
                          ----------------------------------------------------------------------------------------
Balance December
   31, 1997               539,027        5,390        1,916,500        1,896,735          52,079         3,870,704

Net income                      -            -                -          454,841               -           454,841

Other
   comprehensive
   income                       -            -                -                -          75,020            75,020
                          ----------------------------------------------------------------------------------------
Balance December
 31,1998                  539,027       $5,390       $1,916,500       $2,351,576       $ 127,099        $4,400,565
                          ========================================================================================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                           December 31, 1998 and 1997
-------------------------------------------------------------------------------

                                                                           1998                  1997
                                                                        -----------          -----------
Cash Flows from Operating Activities:
   Net income                                                           $   454,841          $   216,775
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Deferred income taxes                                                  (90,736)             (51,312)
     Provision for loan losses                                              240,000              215,000
     Provision for depreciation and amortization                            236,925              216,547
     Securities (gain)                                                      (37,318)              (8,342)
     (Increase) in interest receivable                                      (85,727)            (208,856)
     Decrease (increase) in other assets                                      3,957              (23,384)
     Increase in other liabilities                                          483,308              101,273
                                                                        --------------------------------
  Net cash provided by operating activities                               1,205,250              457,701
                                                                        --------------------------------

Cash Flows from Investing Activities:
    Purchase of investment securities held to maturity                   (2,975,686)                   -
    Proceeds from calls and maturity of held to maturity securities       2,699,156              518,743
    Purchase of investment securities available for sale                (23,024,574)          (8,719,001)
    Proceeds from calls and maturities of available for sale securities  10,792,245            1,849,892
    Proceeds from sale of available for sale securities                   3,410,361            3,452,109
    Net (increase) in loans                                             (10,644,175)         (13,145,042)
    Capital expenditures                                                   (688,702)            (628,790)
                                                                        --------------------------------
  Net cash (used) in investing activities                               (20,431,375)         (16,672,089)
                                                                        --------------------------------

Cash Flows from Financing Activities:
    Net increase in demand deposits, NOW accounts,
      IRA and savings accounts                                            4,884,189            3,191,292
    Net increase in certificates of deposit                              13,693,554           10,218,966
    Net increase in securities sold under repurchase agreements             245,451            1,041,679
    Repayment of long-term debt                                            (220,000)            (185,000)
    Issue common stock                                                            -              199,650
    Stock issuance costs                                                          -              (44,570)
                                                                        --------------------------------
   Net cash provided by financing activities                             18,603,194           14,422,017
                                                                        --------------------------------
Increase (decrease) in cash and cash equivalents                           (622,931)          (1,792,371)
Cash and cash equivalents beginning of year                               7,425,582            9,217,953
                                                                        --------------------------------
Cash and cash equivalents end of year (note 1)                          $ 6,802,651          $ 7,425,582
                                                                        ================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                          $ 3,791,760          $ 2,905,786
                                                                        ================================
      Income taxes                                                      $   209,635          $   258,826
                                                                        ================================


           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

                           December 31, 1998 and 1997
-------------------------------------------------------------------------------



                                                                               1998               1997
                                                                               ----               ----

Net income                                                              $   454,841          $   216,775
                                                                        --------------------------------

Other comprehensive income, before tax:

 Unrealized gains on securities available for sale:

    Unrealized holding gains arising during the period                      158,319              177,732

    Less: reclassification adjustment for gains included in
      Income                                                                (37,318)             (13,311)
                                                                        --------------------------------
Other comprehensive income                                                  121,001              164,421

  Income taxes related to other comprehensive income                        (45,981)             (62,480)
                                                                        --------------------------------
  Other comprehensive income, net of income taxes                            75,020              101,941
                                                                        --------------------------------
Total comprehensive income                                              $   529,861          $   318,716
                                                                        ================================






           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.       Summary of Significant Accounting Policies

                  The accounting policies of Volunteer Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the significant policies.

         a.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its subsidiary, Citizens Bank of East Tennessee, formerly known as Citizens Bank of Sneedville, (the
                  Bank), of which the Company owns 133,300 (100.0%) shares of the Bank's 133,300 issued and outstanding shares of voting common stock at December 31, 1998 and 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

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

                  The Company and the Bank file consolidated income tax returns. Therefore, the provision arising from the operations of the Bank is payable to the Company as the amounts are utilized in the consolidated income tax returns. The amount due the Company at December 31, 1998 and 1997 was approximately $28,000 and $88,000, respectively.

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

         j.       Advertising Cost

                  All advertising costs are expensed when incurred. Other advertising expense was $65,797 and $58,709 for the years ended December 31, 1998 and 1997, respectively. There was no direct-response advertising costs incurred for 1998 or 1997.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------



         k.       Stock Based Compensation

                  During 1997, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation." The Company utilizes the fair value method of determining compensation for stock based plans wherein compensation cost is measured at the grant date at fair value and is recognized over the service period.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


         n.       Accumulated Other Comprehensive Income

                  Comprehensive income is the change in the Company's equity during a period from transactions and other events except those resulting from investments by investors and distributions to those investors. Comprehensive income includes net income and other changes in assets and liabilities that are not reported in net income, but instead reported as a separate component of stockholders' equity.

                  Accumulated other comprehensive income is the cumulative amount of revenues, expenses, and gains and losses that under Generally Accepted Accounting Principles are included as a component of stockholders' equity, but excluded from net income. The net unrealized gain on investment securities available for sale is the only item of other comprehensive income currently recognized by the Company.

         2.       Investment Securities

                  The carrying value of investment securities classified as available for sale at December 31, are as follows:

                                                                           Available for Sale
                                                 ---------------------------------------------------------------------------
                                                                            December 31, 1998
                                                 ---------------------------------------------------------------------------
                                                                         Gross               Gross
                                                  Amortized           Unrealized          Unrealized               Carrying
                                                    Cost                 Gains               Losses                  Value
                                                    ----                 -----               ------                  -----
          Securities of U.S. Treasury            $ 3,416,093          $  59,982                      -           $ 3,476,075

          Securities of U.S. Government
           agencies                               18,072,976             84,047                (30,156)           18,126,867

          Obligations of states and
           political subdivisions                  4,132,232             94,640                 (3,514)            4,223,358

          Restricted securities:
           Federal Home Loan Bank stock              261,800                  -                      -               261,800
                                                 ---------------------------------------------------------------------------
                                                 $25,883,101          $ 238,669           $    (33,670)          $26,088,100
                                                 ===========================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------




                                                                  Available for Sale
                                       ---------------------------------------------------------------------------
                                                                  December 31, 1997
                                       ---------------------------------------------------------------------------
                                                                                   Gross                 Gross
                                        Amortized          Unrealized            Unrealized             Carrying
                                           Cost               Gains                Losses                Value
                                           ----               -----                ------                -----
Securities of U.S. Treasury            $ 3,927,935          $  39,025           $     (2,967)          $ 3,963,993

Securities of U.S. Government
 agencies                               12,996,723             57,546                (12,030)           13,042,239

Obligations of states and
 political subdivisions                    100,000              2,424                      -               102,424
                                       ---------------------------------------------------------------------------
                                       $17,024,658          $  98,995           $    (14,997)          $17,108,656
                                       ===========          =========           ============           ===========


The Bank is a member of the Federal Home Loan Bank (FHLB) and as such is required to maintain an investment in the capital stock of the FHLB of Cincinnati. The FHLB stock is carried at cost which approximates the market value of the stock. The amount of stock required to be held by the Bank is adjusted annually based on a determination made by the FHLB of Cincinnati.

The amortized cost and approximate market value of investment securities classified as held to maturity at December 31, follows:

                                                                          Held to Maturity
                                             ---------------------------------------------------------------------------
                                                                          December 31, 1998
                                             ---------------------------------------------------------------------------
                                                                     Gross                 Gross              Estimated
                                              Amortized           Unrealized            Unrealized              Market
                                                 Cost                Gains                 Losses               Value
                                                 ----                -----                 ------               -----
Securities of U.S. Government agencies       $ 1,362,477          $  10,450             $        -           $ 1,372,927
                                             ===========================================================================


                                                                        Held to Maturity
                                             ---------------------------------------------------------------------------
                                                                        December 31, 1997
                                             ---------------------------------------------------------------------------
                                                                     Gross                 Gross              Estimated
                                              Amortized           Unrealized            Unrealized              Market
                                                 Cost                Gains                 Losses               Value
                                                 ----                -----                 ------               -----

Securities of U.S. Government agencies       $ 1,085,104          $   8,563             $  (10,429)          $ 1,083,238
                                             ===========================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

The components of the net unrealized (loss) gain on investment securities available for sale at December 31, recorded as a component of stockholders' equity are as follows:

                                                                            1998                 1997
                                                                            ----                 ----
Gross unrealized gains                                                  $   238,669          $    98,995

Gross unrealized losses                                                     (33,670)             (14,997)
                                                                        --------------------------------
    Gross unrealized (loss) gain, net                                       204,999               83,998

Deferred tax effect                                                         (77,900)             (31,919)
                                                                        --------------------------------
Net unrealized (loss) gain                                              $   127,099          $    52,079
                                                                        ================================


The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Available for Sale                         Held to maturity
                                             ------------------                         ----------------
                                                            Estimated                                   Estimated
                                        Amortized             Market             Amortized                Market
                                          Cost                Value                 Cost                  Value
                                          ----                -----                 ----                  -----
Due in one year or less                $ 1,918,077            $1,937,839        $          -           $         -

Due after one year and through
   five years                            4,136,466             4,188,192             250,292               252,364

Due after five years and through
   ten years                            13,892,620            14,025,348             998,750             1,000,553

Due after ten years                      5,674,138             5,674,921             113,435               120,010
                                       -----------           -----------        ------------           -----------
                                       $25,621,301           $25,826,300        $  1,362,477           $ 1,372,927
                                       ===========           ===========        ============           ===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

         The following table presents the gross realized gains and losses on investment securities transactions for the years ended December 31, 1998 and 1997.

                                                      Realized gains                Realized Losses
                                                 ------------------------          ------------------

                                                   1998            1997             1998       1997
                                                   ----            ----             ----       ----
          Available for sale securities          $36,475          $15,998          $     -    $(7,656)
                                                                                              -------
          Held to maturity securities            $   843                -                -          -
                                                 -------          -------          -------    -------
                                                 $37,318          $15,998          $     -    $(7,656)
                                                 =======          =======          =======    =======

         At December 31, 1998 a net gain of $37,318 was realized , or a gain of $23,152 net of a tax expense of $14,166. At December 31, 1997, a net gain of $8,342 was realized, or a gain of $5,176 net of a tax expense of $3,166.

         Investment securities with amortized cost of approximately $13,489,000 and market value of approximately $13,626,000 at December 31, 1998 were pledged to secure public deposits and for other purposes required or permitted by law. In 1997, investment securities with amortized cost of approximately $9,041,000 and market value of approximately $9,074 were pledged.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


         Loans, less allowance for possible loan losses at December 31, are summarized as follows:

                                                                1998                1997
                                                                ----                ----
          Commercial, financial and agricultural           $ 7,989,632          $ 5,376,340

          Real estate - construction                         5,597,515            5,715,776

          Real estate - mortgage                            32,684,835           27,044,460

          Consumer                                          12,874,979           10,492,473

          Other                                                 82,688               54,354
                                                           --------------------------------
                                                            59,229,649           48,683,403

          Less unearned interest                               205,041              213,197
                                                           --------------------------------
                                                            59,024,608           48,470,206

          Less allowance for possible loan losses              810,563              660,336
                                                           --------------------------------
                                                           $58,214,045          $47,809,870
                                                           ================================


         Loans at December 31, 1998 are scheduled to mature as follows:

                                Commercial,
                                 Financial &      Real Estate       Real Estate
                                Agricultural      Construction        Mortgage         Consumer         Other
                                ------------      ------------     ------------      -----------       -------
          One year or less       $5,315,722       $5,466,576       $11,382,416       $ 4,716,473       $71,956
          After one
            through five          2,218,779          130,939        13,675,970         7,970,036        10,732
            years
          After five
            years through
            ten years               455,131                -         1,341,188           188,470             -
          After ten years                 -                -         6,285,261                 -             -
                                 -----------------------------------------------------------------------------

          Total                  $7,989,632       $5,597,515       $32,684,835       $12,874,979       $82,688
                                 =============================================================================

         At December 31, 1998, fixed and variable rate loans were as follows:

                              Fixed rate loans                      $40,023,454
                              Variable rate loans                    19,206,195
                                                                    -----------
                                                                    $59,229,649
                                                                    ===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Non-performing assets at December 31, were as follows:

                                             1998            1997
                                             ----            ----
          Loans past due over 90 days       $418,124       $186,477
          Non-accrual loans                   19,163         70,159
          Other real estate owned             51,923         89,946
                                            -----------------------
                                            $489,210       $346,582
                                            =======================


         Foregone interest income on the above non-accrual loans was $3,979 and $6,118 at December 31, 1998 and 1997, respectively.

         At December 31, 1998 and 1997, the Bank had loans to its executive officers, directors and their affiliates of $1,125,4860 and $771,400, respectively. At December 31, 1998 and 1997, the Bank had commitments to extend credit to its executive officers, directors and their affiliates of $1,336,928 and $1,259,978, respectively. All such loans and commitments were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. An analysis of related party loans from January 1 to December 31 is as follows:

                                       1998              1997
                                       ----              ----
          Balance January 1         $   771,400        $ 466,927
          Payments received            (583,705)        (185,972)
          Advances made                 937,791          490,445
                                    ----------------------------
          Balance December 31       $ 1,125,486        $ 771,400
                                    ============================

         Transactions in the allowance for possible loan losses of the Bank for the years ended December 31, are summarized as follows:

                                                          1998              1997
                                                          ----              ----
          Balance - beginning of year                   $ 660,336        $ 457,432
          Provisions charged to operating expense         240,000          215,000
          Loans charged-off                               (95,005)         (17,730)
          Recoveries                                        5,232            5,634
                                                        --------------------------
          Balance - end of year                         $ 810,563        $ 660,336
                                                        ==========================

         As of December 31, 1998 and 1997, the Bank's recorded investment in impaired loans and disclosures related thereto were not material.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

4.       Premises and Equipment, Net

         The detail of premises and equipment, net at December 31, is as follows:

                                                 1998              1997
                                                 ----              ----
          Land                                $  486,668       $  446,503
          Buildings                            3,081,470        2,620,959
          Furniture and equipment              1,285,407        1,167,114
                                              ---------------------------
                                               4,853,545        4,234,576
          Less accumulated depreciation          736,694          587,385
                                              ---------------------------
                                              $4,116,851       $3,647,191
                                              ===========================

         Depreciation related to premises and equipment for the years ended December 31, 1998 and 1997 was $219,042 and $198,663, respectively.

         The Bank leases two parcels of real estate in Rogersville . One parcel is leased through April 1, 2000, with an option to renew for two additional years. The other parcel is leased on an annual basis with one year renewal options through May 1, 2000. In addition, certain computer and other equipment was leased during 1998 under various long term operating leases. Total rental expense for these leases was $40,445 and $11,054 for December 31, 1998 and 1997, respectively.

         Future minimum rental commitments under noncancellable leases are as follows:

                              Year           Amount
                              ----          --------
                              1999          $226,342
                              2000           220,042
                              2001           217,942
                              2003           198,093
                                            --------
                             Total          $862,419
                                            ========

         During 1997, in connection with the construction of the main office in Rogersville, Tennessee, the Bank purchased approximately $97,000 of furniture and equipment from an entity owned by a shareholder/director of the Company. All such purchases were made into ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


5.       Deposits

         Deposits at December 31, are summarized as follows:

                                                             1998              1997
                                                             ----              ----
          Demand deposits                                 $ 9,991,890       $ 8,816,803
          NOW and money market accounts                    14,837,878        12,636,336
          Savings                                           3,602,455         2,584,451
          Individual retirement accounts                    2,163,368         1,674,149
          Certificates of deposits - under $100,000        41,564,463        33,405,347
          Certificates of deposits - over $100,000         15,505,078         9,970,303
                                                          -----------------------------
                                                          $87,665,132       $69,087,389
                                                          =============================

         The amounts and scheduled maturities of certificate accounts at December 31, are as follows:

                                                     1998               1997
                                                     ----               ----
          Within one year                         $51,086,589       $39,137,586
          After one but within two years            5,254,958         3,569,053
          After two but within three years            727,994           662,011
          After three but within four years                 -             7,000
                                                  -----------------------------
                                                  $57,069,541       $43,375,650
                                                  =============================

         Demand deposits reclassified as loans (overdrafts) aggregated approximately $12,600 and $3,600 at December 31, 1998 and 1997, respectively.

         Deposits of executive officers, directors and their affiliates aggregated approximately $1,132,000 and $1,265,000 at December 31, 1998 and 1997, respectively.

6.       Long-term debt

         The Company's long-term debt, due an unaffiliated national bank, consists of a single note payable in the amount of $3,045,000 and $3,265,000 at December 31, 1998 and 1997, respectively. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 1998 the rate on the note was 7.169% per annum. Principal is payable annually commencing January 31, 1997 and each January 31 thereafter as follows:

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

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
                                          ----------
                                          $3,045,000
                                          ==========

         The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

7.       Other Non-Interest Expenses

         The major components of other non-interest expense at December 31, are summarized as follows:

                                                      1998           1997
                                                      ----           ----
          Directors fees                            $ 49,800       $ 48,700
          Advertising                                 65,798         58,709
          Professional services                       96,493         84,023
          Postage and courier                         54,219         36,005
          Other                                      392,500        345,776
                                                    -----------------------
             Total other non-interest expense       $658,810       $573,213
                                                    =======================

         The increase in salaries and employee benefits, occupancy expense, furniture and equipment expenses and other non-interest expense for 1998 is due primarily to the increased costs associated with the growth of the Bank

8.       Income Taxes

         The components of income tax expense are as follows:

                                                 1998                 1997
                                                 ----                 ----
                  Current                    $   343,020          $   188,449
                  Deferred                       (90,736)             (51,312)
                                             --------------------------------
                                             $   252,284          $   137,137
                                             ================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


         The sources of deferred income taxes and the tax effect of each are as follows:

                                                 1998               1997
                                                 ----               ----
          Accrual to cash conversion          $(51,747)          $ 20,377
          Provision for loan losses            (57,045)           (77,022)
          Accelerated depreciation              11,235              8,123
          Other, net                             6,821             (2,790)
                                              ---------------------------
                                              $(90,736)          $(51,312)
                                              ===========================

         A reconciliation of the provision for income taxes as shown in the statements of earnings with that which would be computed by applying the statutory Federal income tax rate of 34 percent to income before income taxes is as follows:

                                                1998               1997
                                                ----               ----
          Tax expense at statutory rate       $240,422           $120,330
          Increase (decrease) in taxes
           resulting from:
            Tax-exempt interest                (23,821)            (4,627)
            Amortization of goodwill             6,080              6,080
            State income taxes net of
               Federal income tax               28,804             14,629
            Other, net                             799                725
                                              ---------------------------
                                              $252,284           $137,137
                                              ===========================


         The components of the net deferred tax asset/liability recognized by the Company at December 31, are as follows:

                                                                        1998                 1997
                                                                        ----                 ----
          Deferred tax liabilities:
            Accrual to cash conversion                                $       -           $ (37,572)

            Unrealized gain on securities available for sale            (77,900)            (31,919)
            Accumulated depreciation                                    (50,197)            (38,962)
           Other, net                                                    (4,031)                  -
                                                                      -----------------------------
                 Total liabilities                                     (132,128)           (108,453)
                                                                      -----------------------------
          Deferred tax assets:
            Accrual to cash conversion                                   14,175                   -
            Allowances for loan losses                                  141,157              84,112
            Other, net                                                        -               2,790
                                                                      -----------------------------
                  Total assets                                          155,332              86,902
                                                                      -----------------------------
          Net deferred tax asset/liability                            $  23,204           $ (21,551)
                                                                      =============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


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

         The following table summaries the Company's significant commitments and contingent liabilities at December 31:

                                                   1998                1997
                                                   ----                ----
          Commitments to extend credit          $6,207,812          $5,102,970
          Standby letters of credit                 82,000             184,000
                                                ----------          ----------
                                                $6,289,812          $5,286,970
                                                ==========          ==========

         In the opinion of management, no material adverse effect on the financial position of the Company and its subsidiary is anticipated as a result of these items.

10.      Restricted Cash

         The Bank is required to maintain a minimum cash reserve with the Federal Reserve Bank and/or in vault cash. The minimum requirement at December 31, 1998 and 1997 was $402,000 and $287,000, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

11.      Stockholder's Equity

         The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

12.      Regulatory Matters

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require a bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weights, and other factors.

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

                                                                    December 31, 1998
                                     --------------------------------------------------------------------------------------
                                                 Capital Adequacy                         Prompt Corrective Action
                                     ----------------------------------------       ---------------------------------------
                                         Required                 Actual                Required                Actual
                                         --------                 ------                --------                ------
                                     Amount      Ratio      Amount      Ratio       Amount      Ratio      Amount      Ratio
                                     ------      -----      ------      -----       ------      -----      ------      -----
          Tier I Capital
           (to average assets)       $3,825       4.00%     $7,046       7.37%      $3,825       4.00%     $7,046       7.37%
                                     ======      =====      ======      =====       ======      =====      ======      =====

          Tier I Capital (to
           risk-weighted assets)     $2,377       4.00%     $7,046      11.86%      $2,377       4.00%     $7,046      11.86%
                                     ======      =====      ======      =====       ======      =====      ======      =====

          Total Capital (to
           risk-weighted assets)     $4,754       8.00%     $7,790      13.11%      $4,754       8.00%     $7,790      13.11%
                                     ======      =====      ======      =====       ======      =====      ======      =====

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------



                                                      December 31, 1997
                                             -----------------------------------

                                    Capital Adequacy                  Prompt Corrective Action
                                -------------------------            --------------------------
                                Required           Actual            Required            Actual
                                --------           ------            --------            ------
                           Amount    Ratio   Amount     Ratio    Amount    Ratio   Amount     Ratio
                           ------    -----   ------     -----    ------    -----   ------     -----
Tier I Capital
 (to average assets)       $3,036    4.00%   $6,639      8.75%   $3,036    4.00%   $6,639     8.75%
                           ======    ====    ======     =====    ======    ====    ======     =====

Tier I Capital (to
 risk-weighted assets)     $1,949    4.00%   $6,639     13.63%   $1,949    4.00%   $6,639    13.63%
                           ======    ====    ======     =====    ======    ====    ======    =====

Total Capital (to
 risk-weighted assets)     $3,898    8.00%   $7,249     14.88%   $3,898    8.00%   $7,249    14.88%
                           ======    ====    ======     =====    ======    ====    ======    =====


     Bases solely upon the foregoing ratios the Bank would be considered "well capitalized" within applicable Federal banking regulatory guidelines.

     In addition, the Bank has committed to State banking regulators, in connection with the approval to open branches during 1996 in Rogersville and Church Hill, Tennessee that it would, among other things, maintain a Tier I capital plus loan loss reserve to asset ratio of not less than 10% during the first three years after approval. This condition was modified by State banking regulators on September 19, 1997 to require the Bank to maintain a Tier I leverage ratio of no less than 8% for the three years subsequent to commencing operation in Hawkins County, Tennessee. The actual Tier I leverage ratio maintained by the Bank was 8.51% on an end of period basis at December 31, 1997. The actual tangible capital maintained by the Bank at December 31, 1997 after the Rogersville and Church Hill branches were opened was $6,639 million, which was consistent with the approval regarding opening the branches.

     The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

     Management believes, as of December 31, 1998, that the Bank and Company meet all capital requirements to which they are subject and that they are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


13.      Condensed Financial Information

         Following is condensed financial information of Volunteer Bancorp, Inc. (parent company only):

                            Condensed Balance Sheets

                                                              December 31
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
    Assets:
       Cash                                           $   82,458      $  180,079
       Investment in subsidiary                        7,173,016       6,691,103
       Goodwill                                          184,908         202,791
       Deferred income taxes                              14,267          16,228
       Tax benefit receivable                             28,471          88,253
                                                      ----------      ----------
                                                      $7,483,120      $7,178,454
                                                      ==========      ==========

    Liabilities and stockholders' equity
       Long-term debt                                 $3,045,000      $3,265,000
       Accrued interest payable                           37,555          42,750
       Stockholders' equity                            4,400,565       3,870,704
                                                      ----------      ----------
                                                      $7,483,120      $7,178,454
                                                      ==========      ==========


                        Condensed Statements of Earnings

                                                       Years Ended December 31
                                                      --------------------------

                                                         1998            1997
                                                      ---------       ---------
    Income:
       Dividends from subsidiary                      $ 240,721       $ 269,628
                                                      ---------       ---------
    Expenses:
       Interest                                         235,528         264,149
       Professional services                             53,275          44,041
       Other expenses                                    10,990          10,894
                                                      ---------       ---------
          Total expense                                 299,793         319,084
                                                      ---------       ---------
       (Loss) before tax benefit and equity in
            undistributed subsidiary income             (59,072)        (49,456)
       Tax benefit                                      107,020         114,335
       Equity in undistributed subsidiary income        406,893         151,896
                                                      ---------       ---------
          Net income                                  $ 454,841       $ 216,775
                                                      =========       =========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


                       Condensed Statements of Cash Flows

                                                              Years Ended December 31
                                                              -----------------------

                                                               1998             1997
                                                               ----             ----
    Operating Activities:
       Net income (loss)                                     $ 454,841       $ 216,775
       Adjustment to reconcile net income to net cash
          provided by operating activities:
       Equity in undistributed subsidiary earnings            (406,893)       (151,896)
       Deferred income taxes                                     1,961           2,080
       Amortization                                             17,883          17,884
      Decrease (increase)  in other assets                      59,782          32,684
      (Decrease) in other liabilities                           (5,195)         (5,476)
                                                             ---------       ---------
       Net cash provided (used) by operating activities        122,379         112,051
                                                             ---------       ---------
    Financing activities:
       Repayment of note payable                              (220,000)       (185,000)
       Issue common stock, net of issuance costs                    --         155,080
                                                             ---------       ---------
       Net cash(used) provided by financing activities        (220,000)        (29,920)
                                                             ---------       ---------
    Change in cash and equivalents                             (97,621)         82,131
    Cash and equivalents - beginning                           180,079          97,948
                                                             ---------       ---------
    Cash and equivalents - ending                            $  82,458       $ 180,079
                                                             =========       =========


                  Condensed Statements of Comprehensive Income

                                                              Years Ended December 31
                                                              -----------------------

                                                                 1998          1997
                                                               --------      --------

    Net income                                                 $454,841      $216,775
                                                               --------      --------

    Other comprehensive income:
      Company's share of subsidiary's other comprehensive
       income, net of tax                                        75,020       101,941
                                                               --------      --------

    Total comprehensive income                                 $529,861      $318,716
                                                               ========      ========

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

14.      Fair Value of Financial Instruments

         The fair value of financial instruments at December 31, are as follows:

                                                     1998                             1997
                                                     ----                             ----

                                         Carrying          Fair            Carrying          Fair
                                           Value           Value             Value           Value
                                           -----           -----             -----           -----
    Financial assets:
        Cash and due from banks        $ 2,287,388      $ 2,287,388      $ 2,583,960      $ 2,583,960

        Federal funds sold               4,515,263        4,515,263        4,841,622        4,841,622
        Investment securities:
           Derivatives                          --               --          500,000          493,558

           All others                   27,450,577       27,461,027       17,693,760       17,698,336
                                       -----------      -----------      -----------      -----------
             Total investment
               securities               27,450,577       27,461,027       18,193,760       18,191,894
                                       -----------      -----------      -----------      -----------
        Loans, net                      58,214,045       58,145,300       47,809,870       47,543,696
                                       -----------      -----------      -----------      -----------
                                       $92,467,273      $92,408,978      $73,429,212      $73,161,172
                                       ===========      ===========      ===========      ===========
    Financial liabilities:
        Deposits                       $87,665,132      $87,924,335      $69,087,389      $69,172,494
        Securities sold under
          repurchase agreements          1,462,130        1,462,130        1,216,679        1,216,679

        Long-term debt                   3,045,000        3,045,000        3,265,000        3,265,000
                                       -----------      -----------      -----------      -----------
                                       $92,172,262      $92,431,465      $73,569,068      $73,654,173
                                       ===========      ===========      ===========      ===========
    Unrecognized financial
        instruments:

    Commitments to extend
        credit                         $        --      $        --      $        --      $        --

        Standby letters of credit      $        --      $        --      $        --      $        --
                                       -----------      -----------      -----------      -----------
                                       $        --      $        --      $        --      $        --
                                       ===========      ===========      ===========      ===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

--------------------------------------------------------------------------------

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

              Cash and Federal funds sold:
                  For these short-term instruments, the carrying value is a reasonable estimate of fair value.

              Investment securities:
                  Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


14.      Profit-Sharing Plan

         The Company's subsidiary, The Citizens Bank of East Tennessee, has a profit-sharing retirement plan. All employees who meet certain age and length of service requirements are eligible to participate on a voluntary basis. Benefits, which become 20% vested after two years, 40% after three years, 60% after four years, 80% after five years, and 100% after six years, are paid on death, disability or retirement.

         The Board of Directors has discretion in establishing the amount of the Bank's contributions to the plan, if any. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $10,000 per year. The participants are fully vested in any voluntary contributions they make. The Bank did not made any contributions to the plan for the year ended December 31, 1998 and 1997.

16.      Securities Sold Under Repurchase Agreements

         At December 31, 1998 and 1997, the book value of the securities sold under repurchase agreements, including accrued interest, was $1,808,718 and $1,250,069, respectively. The maximum amount outstanding during 1998 and 1997 was $1,790,341 and $1,217,588, respectively. The daily average of outstanding agreements during 1998 and 1997 was $1,680,071 and $708,385, respectively. The securities underlying the agreements are maintained under the Bank's control.

17.      Reclassification

         Certain reclassifications have been made to the December 31, 1997 financial statements in order to conform with the presentation of the December 31, 1998 financial statements.

18.      Impact of Recently Issued Accounting Standards

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------



19.      Selected Quarterly Financial Data (Unaudited)

         Summarized below are selected financial data regarding results of operations for the periods indicated.

                                       First         Second           Third           Fourth
                                     Quarter         Quarter         Quarter          Quarter            Year
                                    --------------------------------------------------------------------------
                                                                      1998
                                    --------------------------------------------------------------------------

    Total interest income           $1,586,534      $1,723,426      $1,830,710      $1,876,498      $7,017,168

    Net interest income                669,556         740,739         788,820         807,236       3,006,351

    Provision for loan losses           60,000          60,000          60,000          60,000         240,000

    Non-interest income                 64,462          74,471          86,321          86,691         311,945

    Non-interest expense               570,462         600,828         587,172         612,709       2,371,171

    Income before income taxes         103,556         154,382         227,969         221,218         707,125

    Net income                      $   60,009      $  101,255      $  148,048      $  145,529      $  454,841
                                    ==========      ==========      ==========      ==========      ==========
    Weighted average common
      shares outstanding               539,027         539,027         539,027         539,027         539,027
                                    ==========      ==========      ==========      ==========      ==========
    Net income per
      weighted average common
      share outstanding             $     0.11      $     0.19      $     0.27      $     0.27      $     0.84
                                    ==========      ==========      ==========      ==========      ==========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997
--------------------------------------------------------------------------------




                                       First         Second           Third           Fourth
                                      Quarter        Quarter         Quarter          Quarter          Year
                                    --------------------------------------------------------------------------
                                                                      1997
                                    --------------------------------------------------------------------------

    Total interest income           $1,205,000      $1,326,213      $1,415,040      $1,515,295      $5,461,548

    Net interest income                513,586         578,625         632,127         665,799       2,390,137

    Provision for loan losses           45,000          50,000          60,000          60,000         215,000

    Non-interest income                 52,331          53,096          54,319          53,169         212,915

    Non-interest expense               463,599         527,129         510,941         532,471       2,034,140

    Income before income taxes          57,318          54,592         115,505         126,497         353,912

    Net income                      $   35,685      $   32,833      $   70,751      $   77,506      $  216,775
                                    ==========      ==========      ==========      ==========      ==========
    Weighted average common
      shares outstanding               525,717         525,729         527,651         532,303         529,318
                                    ==========      ==========      ==========      ==========      ==========
    Net income per
      weighted average common
      share outstanding             $     0.07      $     0.06      $     0.13      $     0.15      $     0.41
                                    ==========      ==========      ==========      ==========      ==========

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










January 15, 1999
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 1998
--------------------------------------------------------------------------------


                                                                            Citizens                          Consolidated
                                                           Volunteer          Bank                             Volunteer
                                                            Bancorp,         of East                          Bancorp, Inc
                   ASSETS                                     Inc.          Tennessee                             and
                                                            (Parent)       (Subsidiary)      Eliminations     Subsidiary
                                                            --------       ------------      ------------     ----------
    Cash and due from banks                                $   82,458      $ 2,287,388      $   (82,458)      $ 2,287,388
    Federal funds sold                                             --        4,515,263               --         4,515,263
    Investment in subsidiary                                7,173,016               --       (7,173,016)               --
    Investment securities                                          --       27,450,577               --        27,450,577
    Loans, net                                                     --       58,214,045               --        58,214,045
    Accrued interest receivable                                    --          905,237               --           905,237
    Premises and equipment                                         --        4,116,851               --         4,116,851
    Goodwill                                                  184,908               --               --           184,908
    Deferred income taxes                                      14,267            8,937                             23,204
    Other assets                                               28,471          143,722          (28,471)          143,722
                                                           ----------      -----------      -----------       -----------
         Total assets                                      $7,483,120      $97,642,020      $(7,283,945)      $97,841,195
                                                           ==========      ===========      ===========       ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY


    Liabilities:
      Deposits                                             $       --      $87,747,590      $   (82,458)      $87,665,132
      Long-term debt                                        3,045,000               --               --         3,045,000
      Accrued interest payable                                 37,555          902,344               --           939,899
      Securities sold under repurchase
         agreements                                                --        1,462,130               --         1,462,130
      Other liabilities                                            --          356,940          (28,471)          328,469
                                                           ----------      -----------      -----------       -----------
         Total liabilities                                  3,082,555       90,469,004         (110,929)       93,440,630
                                                           ----------      -----------      -----------       -----------
    Stockholders' equity:
      Capital stock                                             5,390          666,500         (666,500)            5,390
      Additional paid-in capital                            1,916,500        5,068,016       (5,068,016)        1,916,500
      Retained earnings                                     2,351,576        1,311,401       (1,311,401)        2,351,576
     Accumulated other comprehensive
      income                                                  127,099          127,099         (127,099)          127,099
                                                           ----------      -----------      -----------       -----------
      Total stockholders' equity                            4,400,565        7,173,016       (7,173,016)        4,400,565
                                                           ----------      -----------      -----------       -----------
      Total liabilities and stockholders'
        equity                                             $7,483,120      $97,642,020      $(7,283,945)      $97,841,195
                                                           ==========      ===========      ===========       ===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 1997
--------------------------------------------------------------------------------


                                                           Citizens                          Consolidated
                                            Volunteer        Bank                             Volunteer
                                             Bancorp,       of East                          Bancorp, Inc
             ASSETS                           Inc.         Tennessee                              and
             ------                         (Parent)      (Subsidiary)     Eliminations       Subsidiary
                                            --------      ------------     ------------       ----------

    Cash and due from banks                $  180,079      $ 2,583,960      $  (180,079)      $ 2,583,960
    Federal funds sold                             --        4,841,622               --         4,841,622
    Investment in subsidiary                6,691,103               --       (6,691,103)               --
    Investment securities                          --       18,193,760               --        18,193,760
    Loans, net                                     --       47,809,870               --        47,809,870
    Accrued interest receivable                    --          819,510               --           819,510
    Premises and equipment                         --        3,647,191               --         3,647,191
    Goodwill                                  202,791               --               --           202,791
    Other assets                              104,481          147,679         (104,481)          147,679
                                           ----------      -----------      -----------       -----------
         Total assets                      $7,178,454      $78,043,592      $(6,975,663)      $78,246,383
                                           ==========      ===========      ===========       ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
      Deposits                             $       --      $69,267,468      $  (180,079)      $69,087,389
      Long-term debt                        3,265,000               --               --         3,265,000
      Accrued interest payable                 42,750          678,092               --           720,842
      Securities sold under repurchase
        agreements                                 --        1,216,679               --         1,216,679
      Other liabilities                            --          152,471          (88,253)           64,218
      Deferred income taxes                        --           37,779          (16,228)           21,551
                                           ----------      -----------      -----------       -----------
        Total liabilities                   3,307,750       71,352,489         (284,560)       74,375,679
                                           ----------      -----------      -----------       -----------
    Stockholders' equity:
      Capital stock                             5,390          666,500         (666,500)            5,390
      Additional paid-in capital            1,916,500        5,068,016       (5,068,016)        1,916,500

      Retained earnings                     1,896,735          904,508         (904,508)        1,896,735
      Accumulated other comprehensive
        income                                 52,079           52,079          (52,079)           52,079
                                           ----------      -----------      -----------       -----------
        Total stockholders' equity          3,870,704        6,691,103       (6,691,103)        3,870,704
                                           ----------      -----------      -----------       -----------
        Total liabilities and
          stockholders' equity             $7,178,454      $78,043,592      $(6,975,663)      $78,246,383
                                           ==========      ===========      ===========       ===========

                             VOLUNTEER BANCORP, INC.
                       Consolidating Statement of Earnings
                                December 31, 1998
--------------------------------------------------------------------------------


                                                           Citizens                          Consolidated
                                            Volunteer        Bank                               Volunteer
                                             Bancorp,       of East                          Bancorp, Inc
                                              Inc.         Tennessee                              and
                                            (Parent)      (Subsidiary)     Eliminations       Subsidiary
                                            --------      ------------     ------------       ----------
    Interest income:
      Interest and fees on loans              $        --       $ 5,362,173       $        --       $5,362,173
      Interest on federal funds                        --           302,849                --          302,849
      Interest and dividends on
         investments:
        Taxable                                        --         1,276,541                --        1,276,541
        Exempt from federal income taxes               --            75,605                --           75,605
                                              -----------       -----------       -----------       ----------
          Total interest income                        --         7,017,168                --        7,017,168
                                              -----------       -----------       -----------       ----------
    Interest expense:
      Interest on deposits                             --         3,674,533                --        3,674,533
      Interest on other borrowed funds            235,528           100,756                --          336,284
                                              -----------       -----------       -----------       ----------
        Total interest expense                    235,528         3,775,289                --        4,010,817
                                              -----------       -----------       -----------       ----------
    Net interest income                          (235,528)        3,241,879                --        3,006,351
    Provision for possible loan losses                 --           240,000                --          240,000
                                              -----------       -----------       -----------       ----------
    Net interest income after loan
      provision                                  (235,528)        3,001,879                --        2,766,351
                                              -----------       -----------       -----------       ----------
    Non-interest income:
      Equity in earnings of subsidiary            647,614                --          (647,614)              --
      Service charges                                  --           149,560                --          149,560
      Other income                                     --           162,385                --          162,385
                                              -----------       -----------       -----------       ----------
                                                  647,614           311,945          (647,614)         311,945
                                              -----------       -----------       -----------       ----------
    Non-interest expense:
      Salaries and benefits                            --         1,251,557                --        1,251,557
      Other                                        64,265         1,055,349                --        1,119,614
                                              -----------       -----------       -----------       ----------
                                                   64,265         2,306,906                --        2,371,171
                                              -----------       -----------       -----------       ----------
    Income before taxes                           347,821         1,006,918          (647,614)         707,125
    Income tax (benefit) expense                 (107,020)          359,304                --          252,284
                                              -----------       -----------       -----------       ----------
    Net income                                $   454,841       $   647,614       $  (647,614)      $  454,841
                                              ===========       ===========       ===========       ==========

                            VOLUNTEER BANCORP, INC.
                       Consolidating Statement of Earnings
                                December 31, 1997
--------------------------------------------------------------------------------


                                                            Citizens                          Consolidated
                                             Volunteer        Bank                               Volunteer
                                              Bancorp,       of East                          Bancorp, Inc
                                               Inc.         Tennessee                              and
                                             (Parent)      (Subsidiary)     Eliminations       Subsidiary
                                             --------      ------------     ------------       ----------
    Interest income:
      Interest and fees on loans              $        --       $ 4,141,546       $        --       $4,141,546
      Interest on federal funds                        --           202,199                --          202,199
      Interest and dividends on
        investments:
        Taxable                                        --         1,112,803                --        1,112,803
        Exempt from federal income taxes               --             5,000                --            5,000
                                              -----------       -----------       -----------       ----------
          Total interest income                        --         5,461,548                --        5,461,548
                                              -----------       -----------       -----------       ----------
    Interest expense:
      Interest on deposits                             --         2,764,396                --        2,764,396
      Interest on other borrowed funds            264,149            42,866                --          307,015
                                              -----------       -----------       -----------       ----------
        Total interest expense                    264,149         2,807,262                --        3,071,411
                                              -----------       -----------       -----------       ----------
    Net interest income                          (264,149)        2,654,286                --        2,390,137
    Provision for possible loan losses                 --           215,000                --          215,000
                                              -----------       -----------       -----------       ----------
    Net interest income after loan
       provision                                 (264,149)        2,439,286                --        2,175,137
                                              -----------       -----------       -----------       ----------
    Non-interest income:
      Equity in earnings of subsidiary            421,524                --          (421,524)              --
      Service charges                                  --           105,057                --          105,057
      Other income                                     --           107,858                --          107,858
                                              -----------       -----------       -----------       ----------
                                                  421,524           212,915          (421,524)         212,915
                                              -----------       -----------       -----------       ----------
    Non-interest expense:
      Salaries and benefits                            --         1,094,241                --        1,094,241
      Other                                        54,935           884,964                --          939,899
                                              -----------       -----------       -----------       ----------
                                                   54,935         1,979,205                --        2,034,140
                                              -----------       -----------       -----------       ----------
    (Loss) income before taxes                    102,440           672,996          (421,524)         353,912
    Income tax (benefit) expense                 (114,335)          251,472                --          137,137
                                              -----------       -----------       -----------       ----------
    Net income                                $   216,775       $   421,524       $  (421,524)      $  216,775
                                              ===========       ===========       ===========       ==========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 1998
--------------------------------------------------------------------------------

                                                            Citizens                          Consolidated
                                             Volunteer        Bank                               Volunteer
                                              Bancorp,       of East                          Bancorp, Inc
                                               Inc.         Tennessee                              and
                                             (Parent)      (Subsidiary)     Eliminations       Subsidiary
                                             --------      ------------     ------------       ----------
    Cash Flows From Operating
          Activities
      Net income                               $ 454,841       $    647,614       $(647,614)      $    454,841
      Adjustments to reconcile net
        income to net cash provided by
        operating activities:
        Subsidiary earnings undistributed       (406,893)                --         406,893                 --
        Deferred income taxes                      1,961            (92,697)             --            (90,736)
        Provision for loan losses                     --            240,000              --            240,000
        Depreciation and amortization             17,883            219,042              --            236,925
        Securities (gains)                            --            (37,318)             --            (37,318)
        Decrease (increase) in other
          assets                                  59,782            (81,770)        (59,782)           (81,770)
        Increase in other liabilities             (5,195)           428,721          59,782            483,308
                                               ---------       ------------       ---------       ------------
      Net cash provided by operating
          activities                             122,379          1,323,592        (240,721)         1,205,250
                                               ---------       ------------       ---------       ------------
    Cash Flows From Investing
        Activities:
      (Increase) in investment securities             --         (9,098,498)             --         (9,098,498)
      (Increase) in loans                             --        (10,644,175)             --        (10,644,175)
      Capital expenditures                            --           (688,702)             --           (688,702)
                                               ---------       ------------       ---------       ------------
     Net cash (used) by investing
        activities                                    --        (20,431,375)             --        (20,431,375)
                                               ---------       ------------       ---------       ------------
    Cash Flows From Financing
        Activities:
      Increase in deposits                            --         18,480,122          97,621         18,577,743
      Increase in securities sold under
       repurchase agreements                          --            245,451              --            245,451
      Dividends paid                                  --            240,721        (240,721)                --
      Repayment of long-term debt               (220,000)                --              --           (220,000)
                                               ---------       ------------       ---------       ------------
      Net cash (used) provided from
       financing activities                     (220,000)        18,966,294        (143,100)        18,603,194
                                               ---------       ------------       ---------       ------------
    Change in cash and equivalents               (97,621)          (141,489)       (383,821)          (622,931)
    Cash and equivalents - beginning             180,079          7,425,582        (180,079)         7,425,582
                                               ---------       ------------       ---------       ------------
    Cash and equivalents - ending              $  82,458       $  7,284,093       $(563,900)      $  6,802,651
                                               =========       ============       =========       ============

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 1997
--------------------------------------------------------------------------------

                                                            Citizens                          Consolidated
                                             Volunteer        Bank                               Volunteer
                                              Bancorp,       of East                          Bancorp, Inc
                                               Inc.         Tennessee                              and
                                             (Parent)      (Subsidiary)     Eliminations       Subsidiary
                                             --------      ------------     ------------       ----------
    Cash Flows From Operating
       Activities
      Net income                             $ 216,775       $    421,524       $(421,524)      $    216,775
      Adjustments to reconcile net
       income to net cash provided by
        operating activities:
       Subsidiary earnings undistributed      (151,896)                --         151,896                 --
       Deferred income taxes                     2,080            (53,392)             --            (51,312)
       Provision for loan losses                    --            215,000              --            215,000
       Depreciation and amortization            17,884            198,663              --            216,547
       Securities (gains)                           --             (8,342)             --             (8,342)
       (Increase) in other assets               32,684           (232,240)        (32,684)          (232,240)
       Increase in other liabilities            (5,476)            74,065          32,684            101,273
                                             ---------       ------------       ---------       ------------
      Net cash provided by operating
        activities                             112,051            615,278        (269,628)           457,701
                                             ---------       ------------       ---------       ------------
    Cash Flows From Investing
        Activities:
        (Increase) in investment securities         --         (2,898,257)             --         (2,898,257)
        (Increase) in loans                         --        (13,145,042)             --        (13,145,042)
        Capital expenditures                        --           (628,790)             --           (628,790)
                                             ---------       ------------       ---------       ------------
      Net cash (used) by investing
        activities                                   0        (16,672,089)              0        (16,672,089)
                                             ---------       ------------       ---------       ------------

    Cash Flows From Financing
        Activities:
      Increase in deposits                          --         13,492,389         (82,131)        13,410,258
      Increase in securities sold under
        repurchase agreements                       --          1,041,679              --          1,041,679
      Issue common stock                       155,080                 --              --            155,080
      Dividends paid                                --           (269,628)        269,628                 --
      Repayment of long-term debt             (185,000)                --              --           (185,000)
                                             ---------       ------------       ---------       ------------
      Net cash provided from financing
        activities                             (29,920)        14,264,440         187,497         14,422,017
                                             ---------       ------------       ---------       ------------
    Change in cash and equivalents              82,131         (1,792,371)        (82,131)        (1,792,371)
    Cash and equivalents - beginning            97,948          9,217,953         (97,948)         9,217,953
                                             ---------       ------------       ---------       ------------
    Cash and equivalents - ending            $ 180,079       $  7,425,582       $(180,079)      $  7,425,582
                                             =========       ============       =========       ============

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                  Consolidating Statements Comprehensive Income
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                   December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                   Citizens                      Consolidated
                                                    Volunteer        Bank                          Volunteer
                                                     Bancorp,      of East                       Bancorp, Inc
                                                       Inc.       Tennessee                           and
                                                     (Parent)    (Subsidiary)    Eliminations     Subsidiary
                                                     --------    ------------    ------------     ----------
    Net income                                       $454,841      $ 647,614       $(647,614)      $ 454,841
                                                     --------      ---------       ---------       ---------
     Other comprehensive income, before tax
     Unrealized gains on securities available
       for sale:
     Unrealized holding gains arising during
       the period                                          --             --         158,319         158,319
     Less: reclassification adjustments for
       gains included in net income                        --        (37,318)             --         (37,318)
                                                     --------      ---------       ---------       ---------
     Other comprehensive income                            --        121,001              --         121,001
     Income taxes                                          --        (45,981)             --         (45,981)
                                                     --------      ---------       ---------       ---------
     Other comprehensive income net of
       income taxes                                        --         75,020              --          75,020
     Company's share of subsidiary's other
       comprehensive income, net of tax                75,020             --         (75,020)             --
                                                     --------      ---------       ---------       ---------
     Total comprehensive income                      $529,861      $ 722,634       $(722,634)      $ 529,861
                                                     ========      =========       =========       =========


                                                     December 31, 1997
-------------------------------------------------------------------------------------------------------------
     Net income                                      $216,775      $ 421,524       $(421,524)      $ 216,775
                                                     --------      ---------       ---------       ---------
     Other comprehensive income, before tax
     Unrealized gains on securities available
       for sale:
     Unrealized holding gains arising during
       the period                                          --             --         177,732         177,732
     Less: reclassification adjustments for
       gains included in net income                        --        (13,311)             --         (13,311)
                                                     --------      ---------       ---------       ---------
     Other comprehensive income                            --        164,421              --         164,421
     Income taxes                                          --        (62,480)             --         (62,480)
                                                     --------      ---------       ---------       ---------
     Other comprehensive income net of
       income taxes                                        --        101,941              --         101,941
     Company's share of subsidiary's other
       comprehensive income, net of tax               101,941             --        (101,941)             --
                                                     --------      ---------       ---------       ---------
     Total comprehensive income                      $318,716      $ 523,465       $(523,465)      $ 318,716
                                                     ========      =========       =========       =========

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VOLUNTEER BANCORP, INC.

                                           By: /s/ Reed D. Matney
                                               President

                                           Date: March 27, 1999

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

        Signature                           Capacity                                            Date
        ---------                           --------                                            ----

 /s/ William E. Phillips                    Chairman of the Board and Director                  March 27, 1999


 /s/ H. Lyons Price                         Secretary/Treasurer and Director                    March 27, 1999
                                            (principal financial and accounting officer)


 /s/ Reed D. Matney                         President and Director                              March 27, 1999
                                            (principal executive officer)


 /s/ Carlin Greene                          Director                                            March 27, 1999

 /s/ Douglas Price                          Director                                            March 27, 1999

 /s/ Gary Varnell                           Director                                            March 27, 1999

 /s/ Truett Pierce                          Director                                            March 27, 1999

 /s/ George Brooks                          Director                                            March 27, 1999

/s/ Shirley Price                           Director                                            March 27, 1999

 /s/ Eddie Freeman                          Director                                            March 27, 1999

 /s/ Neil Miller                            Director                                            March 27, 1999

 /s/ Lawrence Gray                          Director                                            March 27, 1999

 /s/ Scott Collins                          Director                                            March 27, 1999

 /s/ Leon Gladson                           Director                                            March 27, 1999