Form 10QSB
period 1999-03-31
VOLUNTEER BANCORP INC
filed 1999-05-13
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -----------------------

Commission file number  33-94050

                             VOLUNTEER BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

         TENNESSEE                                        62-1271025
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
Yes  X    No
   -----     ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 AS OF MARCH 31, 1999.

         Transitional Small Business Disclosure Format (check one);
Yes       No   X
   -----     ------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheet of Volunteer Bancorp, Inc. and subsidiary as of March 31, 1999 and 1998, and the related condensed consolidated statement of earnings, condensed consolidated statement of cash flows, and condensed consolidated statements of comprehensive income for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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




April 26, 1999

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             March 31, 1999 and 1998

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------


                           ASSETS                                         1999                 1998
                           ------                                         ----                 ----

Cash and due from banks                                             $   2,323,277       $    2,482,964
Federal fund sold                                                       3,120,172            6,344,776
                                                                   -----------------------------------
   Total cash and cash equivalents                                      5,443,449            8,827,740
Investment securities available for sale (amortized
    cost of $26,735,961 and $17,458,235, respectively)                 26,641,584           17,546,510
Investment securities held to maturity (estimated
    market value of $1,359,551 and $3,075,384)                          1,358,594            3,079,420
Loans, less allowances for loan losses of $840,974
   and $693,589, respectively                                          60,815,308           49,467,187
Accrued interest receivable                                               908,806              751,756
Premises and equipment, net                                             4,081,830            3,595,789
Deferred income taxes                                                      79,971               20,522
Other real estate                                                          51,923               60,917
Goodwill                                                                  180,438              198,321
Other assets                                                              144,098               65,447
                                                                   -----------------------------------

Total assets                                                        $  99,706,001       $   83,613,609
                                                                   ===================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                             $   9,942,673       $    8,028,054
   Interest bearing                                                    80,086,821           65,957,183
                                                                   -----------------------------------
          Total deposits                                               90,029,494           73,985,237
Note payable                                                            2,790,000            3,045,000
Interest payable                                                          710,143              664,304
Securities sold under repurchase agreements                             1,655,888            1,790,341
Other accrued taxes, expenses and liabilities                             218,411              195,363
                                                                   -----------------------------------
   Total liabilities                                                   95,403,936           79,680,245
                                                                   -----------------------------------

Stockholders' equity:
 Common stock, $0.01 par value, 1,000,000 shares
  authorized, 539,027 shares issued and outstanding                         5,390                5,390
 Additional paid-in capital                                             1,916,500            1,916,500
 Retained earnings                                                      2,438,689            1,956,744
 Accumulated other comprehensive (loss) income                            (58,514)              54,730
                                                                   -----------------------------------
   Total stockholders' equity                                           4,302,065            3,933,364
                                                                   -----------------------------------

   Total liabilities and stockholders' equity                       $  99,706,001       $   83,613,609
                                                                   ===================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

               For The Three Months Ended March 31, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                        1999                 1998
                                                                        ----                 ----
Interest Income:
   Interest and fees on loans                                     $   1,418,762        $   1,188,013
   Interest on federal funds                                             40,175               99,099
   Interest on investment securities:
      Taxable                                                           359,984              295,489
      Exempt from Federal income taxes                                   46,138                3,933
                                                                  ----------------------------------

  Total interest income                                               1,865,059            1,586,534
                                                                  ----------------------------------
Interest Expense:
   Interest on deposits                                                 966,118              832,285
   Other borrowed funds                                                  71,973               84,693
                                                                  ----------------------------------

          Total interest expense                                      1,038,091              916,978
                                                                  ----------------------------------

Net interest income                                                     826,968              669,556
Provision for possible loan losses                                       60,000               60,000
                                                                  ----------------------------------
Net interest income after provision for possible loan losses            766,968              609,556
                                                                  ----------------------------------

Non-interest income:
   Service charges on deposits                                           50,361               28,319
   Other service charges and fees                                        22,455               17,955
   Securities gains                                                      28,624               12,035
   Other non-interest income                                             10,602                6,153
                                                                  ----------------------------------
          Total non-interest income                                     112,042               64,462
                                                                  ----------------------------------

Non-interest expense:
   Salaries and employee benefits                                       354,790              310,794
   Occupancy expense                                                     52,982               40,506
   Furniture and equipment expense                                       71,267               58,059
   Other non-interest expense                                           192,440              161,103
                                                                  ----------------------------------
          Total non-interest expense                                    671,479              570,462
                                                                  ----------------------------------

  Income before income taxes                                            207,531              103,556
Income tax expense                                                       66,515               43,547
                                                                  ----------------------------------

          Net income                                              $     141,016        $      60,009
                                                                  ==================================

Income per common share                                           $        0.26                 0.11
                                                                  ==================================
Common shares outstanding                                               539,027              539,027
                                                                  ==================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

               For The Three Months Ended March 31, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                                                 1999                  1998
                                                                              ----------             --------
Cash Flows from Operating Activities:
  Net income                                                             $       141,016        $      60,009
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Deferred income taxes                                                        56,996              (44,149)
     Provision for possible loan losses                                           60,000               60,000
     Provision for depreciation and amortization                                  61,748               60,725
     FHLB stock dividends                                                         (4,600)                --
     (Gain) on securities                                                        (28,624)             (12,035)
     (Increase) decrease in interest receivable                                   (3,569)              67,754
     (Increase) decrease other assets                                            (52,299)              21,315
     (Decrease) increase in other liabilities                                   (339,814)              74,607
                                                                         -------------------------------------
  Net cash (used) provided by operating activities                              (109,146)             288,226
                                                                         -------------------------------------

Cash Flows from Investing Activities:

     Purchase of investment securities held to maturity                             --             (1,994,316)
      Proceeds from calls and maturity of held to maturity
        securities                                                                 3,883                --
      Purchase of investment securities available for sale                    (4,539,661)          (4,419,674)
      Proceeds from calls and maturity of investments available
        for sale                                                               1,675,000            3,998,582
      Proceeds from sale of investments available for sale                     2,045,025                --
      Net (increase) in loans                                                 (2,661,263)          (1,717,317)
      Capital expenditures                                                       (22,257)              (4,853)
                                                                         -------------------------------------
  Net cash (used) in investing activities                                     (3,499,273)          (4,137,578)
                                                                         -------------------------------------

Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW accounts, IRA and
        savings accounts                                                       6,175,918            3,646,859
      Net (decrease) increase in certificates of deposit                      (3,811,556)           1,250,989
      Repayment of long-term debt                                               (255,000)            (220,000)
      Net increase in securities sold under repurchase agreements                193,758              573,662
      Dividends paid                                                             (53,903)               --
                                                                         -------------------------------------
  Net cash provided by financing activities                                    2,249,217            5,251,510
                                                                         -------------------------------------
  Increase (decrease) in cash and cash equivalents                            (1,359,202)           1,402,158
Cash and cash equivalents beginning of period                                  6,802,651            7,425,582
                                                                         -------------------------------------
Cash and cash equivalents end of period                                  $     5,443,449            8,827,740
                                                                         =====================================

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
      Interest                                                           $       992,252        $     973,516
                                                                         =====================================
      Income taxes                                                       $       172,645        $      49,984
                                                                         =====================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

               For The Three Months Ended March 31, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                             1999            1998
                                                                             ----            ----

Net income                                                            $     141,016     $    60,009
                                                                      ------------------------------

Other comprehensive income, before tax:

  Unrealized (loss) gain on securities available for sale:

   Unrealized holding (losses) gains arising during the period             (270,752)         16,311

   Less: reclassification adjustment for (gains)
      included in net income                                                (28,624)        (12,035)
                                                                      ------------------------------
   Other comprehensive (loss)  income                                      (299,376)          4,276

Income taxes related to other comprehensive (loss) income                  (113,763)          1,625
                                                                      ------------------------------
                                                                           (185,613)          2,651
                                                                      ------------------------------
Total comprehensive income                                            $     (44,597)    $    62,660
                                                                      ==============================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 1999 and 1998
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 1999 and 1998
--------------------------------------------------------------------------------


3.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $2,790,000 and $3,045,000 at March 31. 1999 and 1998,
     respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31. 1999 the rate on the note was 6.92% per annum. Principal is payable annually on January 31, as follows:


              January 31,                     Principal Due
              -----------                     -------------
                  2000                            295,000

                  2001                            325,000

                  2002                            360,000

                  2003                            395,000

                  2004                            435,000

                  2005                            470,000

          2006 (Final Maturity)                   510,000
                                           --------------
                                           $    2,790,000
                                           ==============


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                      AS OF AND FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                                               1999         1998
                                                               ----         ----

Net earnings                                                  $141,016     $60,009

Per common share data:

   Net earnings per common share                                 $0.26       $0.11

   Book value                                                    $7.98       $7.30

Ratios:

   Return on average assets                                      0.14%       0.07%

   Return on average common equity                               3.24%       1.53%

   Net interest margin (taxable equivalent basis)                3.71%       3.55%

   Expense ratio                                                 2.72%       2.79%

   Allowance for loan losses/loans                               1.36%       1.38%

   Non-performing loans/loans                                    0.73%       0.41%

   Non-performing assets/loans and foreclosed properties         0.81%       0.53%

   Shareholders' equity/total assets                             4.31%       4.70%

   Leverage ratio (tangible capital/tangible assets)             4.24%       4.51%


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        AS OF AND FOR THE THREE AND MONTHS ENDED MARCH 31, 1999 AND 1998



                                OPERATING RESULTS

The Company reported net income for the first quarter of $141,016, or $0.26 per common share, compared to net income of $60,009, or $0.11 for the same period a year ago. Our returns on average assets and average common equity were 0.14% and 3.24%, respectively, for the quarter compared to 0.07% and 1.53% for the same period last year.

Net interest income for the first three months of 1999 increased $157,412 versus the first three months of 1998 to $826,968. The increase is attributable to growth in interest earning assets of 26.71%. Average loans grew 22.82% over the first quarter of 1998. Total Company assets were $99,706,001 at March 31, 1999 compared to $86,313,609 as of March 31, 1998.

The net interest margin was 3.71% for the first quarter of 1999 compared to 3.55% for the first quarter of 1998. The yield on the investment portfolio was 6.13% for the first quarter of 1999 compared to 6.36% for the same quarter of 1998. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the first quarter of 1999 increased $47,580 over the first quarter of 1998. The growth is attributable to service charges on deposit accounts and gains on securities transactions. Non-interest expenses for the first quarter of 1998 increased $101,017 compared to the first quarter of 1998 primarily for costs (including salaries and employee compensation) associated with overall growth.

                                  ASSET QUALITY

Non-performing assets at March 31, 1999 were $497,000 or 0.81% of loans and foreclosed properties, which is an increase from $266,000, or 0.53% of loans and foreclosed properties at March 31, 1998. The provision for losses on loans was $60,000 for the first quarter of 1999 and 1998. At March 31, 1999, the allowance for losses on loans was 1.36% of loans and approximately 169% of non-performing assets.

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        AS OF AND FOR THE THREE AND MONTHS ENDED MARCH 31, 1999 AND 1998



                              YEAR 2000 COMPLIANCE

     The Year 2000 poses serious challenges to the banking industry. Many experts believe that even the most prepared organizations may encounter some implementation problems. The federal banking agencies are concerned that financial institutions avoid major disruptions to service and operations. All banks are required to have an action plan to address Year 2000 issues which must include an indication of management awareness of the problems and the commitment to solutions; identification of external risks; and operational issues that are relevant to a bank's Year 2000 planning.

     The Federal Financial Institutions Examination Council ("FFIEC") has issued guidelines and target time frames to accomplish critical actions concerning Year 2000 compliance:

     * By September 30, 1997, all banks should have identified affected applications and databases. Mission critical applications should be identified and an action plan set for Year 2000 work.

     * By December 31, 1998, code enhancements and revisions, hardware upgrades, and other associated changes should have been largely completed by all banks. In addition, for mission critical applications, programming changes should have been largely completed and testing should have been well underway.

     * Between January 1, 1999 and December 31, 1999, banks should be testing and implementing their Year 2000 conversion programs.

     External factors which may adversely affect the Company include reliance on vendors, such as third-party data processing services and software and hardware vendors; electronic data-sensitive exchange among other financial institutions which may not be Year 2000 compliant; corporate customers of the Company and other debtors.

     The Company has been assessing its state of readiness by evaluating its information technology ("IT") and non-IT systems. IT systems commonly include data processing, accounting and telephone systems. With respect to its IT systems, the Company estimates that its Year 2000 identification, assessment and remediation efforts are substantially complete. During 1998, the Company's need for additional computing capacity led it to purchase a new IT system for approximately $200,000. This system is certified to be Year 2000 compliant. During the remainder of 1999, further testing will be carried out in order to ensure that all systems are working properly. The Company has assessed its Year 2000 status in regard to non-IT systems and has determined that no material risk exists.

     The Company has communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. The Company has received either verbal or written assurance from these vendors that they expect to address all their significant Year 2000 issues on a timely basis. With respect to significant borrowers and depositors, the Company does not anticipate any material Year 2000 issues.

     The Company believes the cost of its further Year 2000 identification, assessment, remediation and testing efforts will not exceed $10,000.

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

(b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VOLUNTEER BANCORP, INC.
                                      (Registrant)

Date: May 12, 1999

                                      /s/ Reed D. Matney
                                      ------------------------------------------
                                      Reed D. Matney, President
                                      (principal executive officer)

Date: May 12, 1999

                                      /s/ H. Lyons Price
                                      ------------------------------------------
                                      H. Lyons Price (principal financial and
                                      accounting officer)