Form 10QSB
period 1999-06-30
VOLUNTEER BANCORP INC
filed 1999-08-13
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 AS OF June 30, 1999.

         Transitional Small Business Disclosure Format (check one);
Yes       No   X
   -----     ------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INDEPENDENT AUDITOR'S REVIEW REPORT



To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of June 30, 1999 and 1998, and the related condensed consolidated statements of earnings and comprehensive income for the three and six months then ended and the condensed consolidated statements of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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




July 20, 1999
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             June 30, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------



                                   ASSETS                                 1999                 1998
                                   ------                               --------             -------
Cash and due from banks                                             $   2,944,509        $  2,332,207
Federal fund sold                                                       2,039,916           3,921,513
                                                                    ---------------------------------
   Total cash and cash equivalents                                      4,984,425           6,253,720
Investment securities available for sale (amortized cost of
  $28,523,725 and $18,462,425, respectively)                           27,732,369          18,540,124
Investment securities held to maturity (estimated market
  $1,069,757 value of $ and $3,075,455)                                 1,104,254           3,073,785
Loans, less allowances for loan losses of $864,726 and
  $737,027, respectively                                               62,449,085          54,653,612
Accrued interest receivable                                               968,747             883,778
Premises and equipment, net                                             4,002,254           3,608,810
Deferred income taxes                                                     344,823               1,062
Other real estate                                                         159,624             153,420
Goodwill                                                                  175,967             193,850
Other assets                                                              145,396              97,794
                                                                    ---------------------------------
   Total assets                                                     $ 102,066,944        $ 87,459,955
                                                                    =================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                             $   9,916,374        $  8,611,284
   Interest bearing                                                    82,726,838          69,169,503
                                                                    ---------------------------------
          Total deposits                                               92,643,212          77,780,787
Interest payable                                                          867,555             819,598
Securities sold under repurchase agreements                             1,692,073           1,733,089
Note payable                                                            2,790,000           3,045,000
Other accrued taxes, expenses and liabilities                              11,659              53,419
                                                                    ---------------------------------
   Total liabilities                                                   98,004,499          83,431,893
                                                                    ---------------------------------

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares authorized,
    539,027 shares issued and outstanding                                   5,390               5,390
 Additional paid-in capital                                             1,916,500           1,916,500
 Retained earnings                                                      2,631,196           2,057,999
 Accumulated other comprehensive income                                 (490,641)              48,173
                                                                    ---------------------------------
   Total stockholders' equity                                           4,062,445           4,028,062
                                                                    ---------------------------------
   Total liabilities and stockholders' equity                       $ 102,066,944        $ 87,459,955
                                                                    =================================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Earnings and Comprehensive Income

            For The Three and Six Months Ended June 30, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                                    Three months ended                 Six months ended
                                                                          June 30,                         June 30,
                                                                          --------                         --------
                                                                   1999             1998             1999             1998
                                                                   ----             ----             ----             ----

Interest Income:
    Interest and fees on loans                                 $  1,488,634    $  1,321,390     $  2,907,396     $  2,509,403
    Interest on federal funds                                        36,203          72,789           76,378          171,888
    Interest on investment securities:
          Taxable                                                   392,191         317,946          752,175          613,435
          Exempt from Federal income taxes                           44,622          11,301           90,760           15,234
                                                               --------------------------------------------------------------
               Total interest income                              1,961,650       1,723,426        3,826,709        3,309,960
                                                               --------------------------------------------------------------
Interest Expense:
    Interest on deposits                                            982,387         897,716        1,948,505        1,730,001
    Other borrowed funds                                             71,910          84,971          143,883          169,664
                                                               --------------------------------------------------------------
               Total interest expense                             1,054,297         982,687        2,092,388        1,899,665
                                                               --------------------------------------------------------------
Net interest income                                                 907,353         740,739        1,734,321        1,410,295
Provision for possible loan losses                                   60,000          60,000          120,000          120,000
                                                               --------------------------------------------------------------
Net interest income after provision for possible
    loan losses                                                     847,353         680,739        1,614,321        1,290,295
                                                               --------------------------------------------------------------
Non-interest income:
    Service charges on deposits                                      44,007          37,385           94,368           65,704
    Other service charges and fees                                   32,363          27,183           54,818           45,138
    Securities gains                                                 12,123           3,138           40,747           15,173
    Other non-interest income                                         3,377           6,765           13,979           12,918
                                                               --------------------------------------------------------------
               Total non-interest income                             91,870          74,471          203,912          138,933
                                                               --------------------------------------------------------------
Non-interest expense:
    Salaries and employee benefits                                  347,195         310,586          701,985          621,380
    Occupancy expense                                                62,164          56,050          115,146           96,556
    Furniture and equipment expense                                  66,839          57,889          138,106          115,948
    Other non-interest expense                                      171,799         176,303          364,239          337,406
                                                               --------------------------------------------------------------
                Total non-interest expense                          647,997         600,828        1,319,476        1,171,290
                                                               --------------------------------------------------------------
Earnings before income taxes                                        291,226         154,382          498,757          257,938
Income tax expense                                                   98,719          53,127          165,234           96,674
                                                               --------------------------------------------------------------
                Net income                                     $    192,507    $    101,255     $    333,523     $    161,264
                                                               ==============================================================

Other comprehensive income:
  Unrealized (loss) on securities available
     for sale, before tax                                      $   (709,102)   $    (13,714)    $ (1,037,102)    $    (21,472)
  Reclassification for gains included in net income                 (12,123)         (3,138)         (40,747)         (15,173)
  Income taxes related to other comprehensive
      income                                                        264,852           4,019          378,615            2,393
                                                               --------------------------------------------------------------
                                                                   (432,127)         (6,557)        (617,740)          (3,906)
                                                               --------------------------------------------------------------

Total comprehensive income                                     $   (239,620)   $     94,698     $   (284,217)    $    157,358
                                                               ==============================================================

Net income per  common share                                   $       0.36    $       0.19     $       0.62     $       0.30
                                                               ==============================================================

Common shares outstanding                                           539,027         539,027          539,027          539,027
                                                               ==============================================================





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                 For The Six Months Ended June 30, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------



                                                                               1999                1998
                                                                               ----                ----
Cash Flows from Operating Activities:
   Net income                                                             $    333,523       $    161,264
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Deferred income taxes                                                     56,996            (20,220)
      Provision for possible loan losses                                       120,000            120,000
      Provision for depreciation and amortization                              123,661            120,311
      FHLB stock dividends                                                      (9,700)              --
      (Gain) on securities                                                     (40,747)           (15,173)
      (Increase) in interest receivable                                        (63,510)           (64,268)
      (Increase)  in other assets                                             (161,298)          (103,535)
      Increase (decrease) in other liabilities                                (389,154)            87,957
                                                                          --------------------------------
   Net cash provided by operating activities                                   (30,229)           286,336
                                                                          --------------------------------

Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                             --           (1,988,681)
   Proceeds from calls and maturity of held to maturity securities             258,223               --
   Purchase of investment securities available for sale                    (10,914,064)        (6,911,801)
   Proceeds from calls and maturity of securities available for sale         2,575,000          4,498,582
   Proceeds from sale of securities available for sale                       5,748,887            990,625
   Net (increase) in loans                                                  (4,355,040)        (6,963,742)
   Capital expenditures                                                           (123)           (72,989)
                                                                          --------------------------------
   Net cash (used) in investing activities                                  (6,687,117)       (10,448,006)
                                                                          --------------------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts and savings
      accounts                                                               1,889,661            777,843
   Net increase in certificates of deposit                                   3,088,419          7,915,555
   Net increase in securities sold under repurchase agreements                 229,943            516,410
   Repayment of long-term borrowing                                           (255,000)          (220,000)
   Payment of dividends                                                        (53,903)              --
                                                                          --------------------------------
   Net cash provided by financing activities                                 4,899,120          8,989,808
                                                                          --------------------------------
   (Decrease) in cash and cash equivalents                                  (1,818,226)        (1,171,862)
Cash and cash equivalents beginning of period                                6,802,651          7,425,582
                                                                          --------------------------------
Cash and cash equivalents end of period                                   $  4,984,425       $  6,253,720
                                                                          ================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                            $  2,164,732       $  1,800,909
                                                                          ================================
      Income taxes                                                        $    330,145       $    149,351
                                                                          ================================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


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

          SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, is effective for fiscal quarters beginning after June 15, 2000 unless adopted earlier. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
          (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Adoption by the Company is not expected to have any material impact upon financial position or results of operations.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

3.        Long-term debt

          The Company's long-term debt consists of a single note payable in the amount of $3,045,000 and $2,790,000 at June 30, 1998 and 1999,
          respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 1999 the rate on the note was 6.938% per annum. Principal is payable annually on January 31, as follows:


                          January 31,                    Principal Due
                          -----------                    -------------
                             2000                        $   295,000
                             2001                            325,000
                             2002                            360,000
                             2003                            395,000
                             2004                            435,000
                             2005                            470,000
                    2006 (Final Maturity)                    510,000
                                                         -----------
                                                         $ 2,790,000
                                                         ===========

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                         Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,

                                                         1999           1998            1999            1998
                                                         ----           ----            ----            ----

Net income                                           $ 192,507       $ 101,255       $ 333,523       $ 161,264
Per common share data:
  Net income per weighted average
    common share                                     $    0.36       $    0.19       $    0.62       $    0.30
  Book value                                         $    7.54       $    7.47       $    7.54       $    7.47
Ratios:
  Return on average assets                                0.19%           0.12%           0.33%           0.19%
  Return on average common equity                         4.60%           2.57%           7.88%           4.08%
  Net interest margin (taxable equivalent basis)          3.94%           3.61%           3.82%           3.62%
  Expense ratio                                           2.57%           2.89%           2.64%           2.77%
  Allowance for loan losses/loans                         1.37%           1.33%           1.37%           1.33%
  Non-performing loans/loans                              0.56%           0.04%           0.56%           0.04%
  Non-performing assets/loans and
    foreclosed properties                                 0.81%           0.31%           0.81%           0.31%
  Shareholder's equity/total assets                       3.98%           4.61%           3.98%           4.61%
  Leverage ratio (tangible capital/
    tangible average assets)                              4.34%           4.77%           4.38%           4.70%


                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                OPERATING RESULTS

The Company reported net income for the second quarter of $192,507, or $0.36 per weighted average common share, compared to income of $101,255, or $0.19 for the same period a year ago. Our returns on average assets and average common equity were 0.19% and 4.60%, respectively, for the quarter compared to 0.12% and 2.57% for the same period last year.

Net interest income for the first six months of 1999 increased $324,026 versus the first six months of 1998 to $1,734,321. The increase is attributable to growth in interest earning assets of 16.38%. Average loans grew 19.57% over the second quarter of 1998. Total Company assets were $102,066,944 at June 30, 1999 compared to $87,459,955 as of June 30, 1998.

The net interest margin (taxable equivalent basis) was 3.94% for the second quarter of 1999 compared to 3.61% for the second quarter of 1998. The yield on the investment portfolio was 6.42% for the second quarter of 1999 compared to 6.40% for the same quarter of 1998. The higher level of interest income from loans and securities was accompanied by a decrease in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the second quarter of 1999 increased $17,399 over the second quarter of 1998. The growth is attributable to service charges on deposit accounts, gains on securities transactions, and other fees. Non-interest expenses for the second quarter of 1999 increased $47,169 compared to the second quarter of 1998 primarily for costs (including salaries and employee compensation) associated with overall growth.

                                  ASSET QUALITY

Non-performing assets at June 30, 1999 were $517,000 or 0.81% of loans and foreclosed properties, compared to $174,000, or 0.31% of loans and foreclosed properties at June 30, 1998. The provision for losses on loans was $60,000 for the second quarter of 1999 and 1998. At June 30, 1999, the allowance for losses on loans was 1.37% of loans and approximately 167% of non-performing assets.

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

The Federal Financial Institutions Examination Council ("FFIEC") has issued guidelines and target time frames to accomplish critical actions concerning Year 2000 compliance:

         * By September 30, 1997, all banks should have identified affected applications and data bases. Mission critical applications should be identified and an action plan set for Year 2000 work.

         * By December 31, 1998, code enhancements and revisions, hardware upgrades, and other associated changes should have been largely completed by all banks. In addition, for mission critical applications, programming changes should have largely completed and testing should have been well underway.

         * Between January 1, 1999 and December 31, 1999, banks should be testing and implementing their Year 2000 conversion programs.

External factor which may adversely affect the Company include reliance on vendors, such as third-party data processing services and software and hardware vendors; electronic data-sensitive exchange among other financial institutions which may not be Year 2000 compliant; corporate customers of the Company and other debtors.

The Company has been assessing its state of readiness by evaluating its information technology (:IT") and non-IT systems. IT systems commonly include data processing, accounting and telephone systems. With respect to its IT systems, the Company estimates that its Year 2000 identification, assessment, and remediation efforts are substantially complete. During 1998, the Company's need for additional computing capacity led it to lease a new IT system for a period of five years at annual rent of approximately $75,000. This system is certified to be Year 2000 compliant and the Company has tested the system to ensure that it is working properly. The Company has assessed its Year 2000 status in regard to non-IT systems and has determined that no material risk exists.

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

(b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VOLUNTEER BANCORP, INC.
                                      (Registrant)

Date: August 12, 1999

                                      /s/ Reed D. Matney
                                      ------------------------------------------
                                      Reed D. Matney, President
                                      (principal executive officer)

Date: August 12, 1999

                                      /s/ H. Lyons Price
                                      ------------------------------------------
                                      H. Lyons Price (principal financial and
                                      accounting officer)