Form 10QSB
period 1999-09-30
VOLUNTEER BANCORP INC
filed 1999-11-12
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------   -----------------
Commission file number  33-94050

                             VOLUNTEER BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

              TENNESSEE                                   62-1271025
   (State of other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

               210 EAST MAIN STREET, ROGERSVILLE, TENNESSEE 37879
                    (Address of principal executive offices)

                                 (615) 272-2200
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 AS OF SEPTEMBER 30, 1999.

         Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       INDEPENDENT AUDITOR'S REVIEW REPORT

To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of September 30, 1999 and 1998, and the related condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income for the three and nine months then ended and the condensed consolidated statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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


October 13, 1999

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                           September 30, 1999 and 1998

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------



                                   ASSETS                                 1999                  1998
                                                                   --------------          ------------
Cash and due from banks                                            $    4,180,814          $  2,087,064
Federal fund sold                                                         285,798             5,661,444
                                                                   ------------------------------------
    Total cash and cash equivalents                                     4,466,612             7,748,508
Investment securities available for sale (amortized cost of
   $28,281,074 and $21,385,402, respectively)                          27,230,678            21,593,525
Investment securities held to maturity (estimated market
   value of $1,050,666 and $2,080,163, respectively)                    1,101,129             2,068,241
Loans, less allowances for loan losses of $892,351 and
   $761,721, respectively                                              66,114,549            57,452,071
Accrued interest receivable                                             1,068,926               937,818
Premises and equipment, net                                             4,115,531             3,705,094
Other real estate                                                          95,689                51,923
Deferred income taxes                                                     422,748                 --
Goodwill                                                                  171,496               189,379
Other assets                                                              131,171                89,008
                                                                   ------------------------------------
    Total assets                                                   $  104,918,529          $ 93,835,567
                                                                   ====================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing                                           $   10,559,535          $  8,962,895
    Interest bearing                                                   83,289,324            74,927,638
                                                                   ------------------------------------
          Total deposits                                               93,848,859            83,890,533
Interest payable                                                          847,968               880,927
Note payable                                                            2,790,000             3,045,000
Federal funds purchased                                                   925,000                 --
Federal Home Loan Bank advances                                           500,000                 --
Securities sold under repurchase agreements                             1,861,726             1,615,953
Other accrued taxes, expenses and liabilities                              35,002                97,618
Deferred income taxes                                                       --                   48,563
                                                                   ------------------------------------
    Total liabilities                                                 100,808,555            89,578,594
                                                                   ------------------------------------
Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares
     authorized, 539,027 shares issued and
     outstanding                                                            5,390                 5,390
 Additional paid-in capital                                             1,916,500             1,916,500
 Retained earnings                                                      2,840,473             2,206,047
 Accumulated other comprehensive (loss) income                          (652,389)               129,036
                                                                   ------------------------------------
    Total stockholders' equity                                          4,109,974             4,256,973
                                                                   ------------------------------------
    Total liabilities and stockholders' equity                     $  104,918,529          $ 93,835,567
                                                                   ====================================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

         For The Three and Nine Months Ended September 30, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                       Three months ended          Nine months ended
                                                          September 30,              September 30,
                                                      --------------------         -------------------
                                                      1999          1998          1999          1998
                                                      ----          ----          ----          ----
Interest Income:
     Interest and fees on loans                  $ 1,563,328      1,417,560     4,470,724     3,926,963
     Interest on federal funds                        18,437         74,081        94,815       245,969
     Interest on investment securities:
          Taxable                                    389,675        313,194     1,141,850       926,629
          Exempt from Federal income taxes            49,739         25,875       140,499        41,109
                                                 ------------------------------------------------------
               Total interest income               2,021,179      1,830,710     5,847,888     5,140,670
                                                 ------------------------------------------------------
Interest Expense:
     Interest on deposits                            995,167        954,732     2,943,672     2,684,733
     Other borrowed funds                             77,123         87,158       221,006       256,822
                                                 ------------------------------------------------------
               Total interest expense              1,072,290      1,041,890     3,164,678     2,941,555
                                                 ------------------------------------------------------
Net interest income                                  948,889        788,820     2,683,210     2,199,115
Provision for possible loan losses                    60,000         60,000       180,000       180,000
                                                 ------------------------------------------------------
Net interest income after provision for
  possible loan losses                               888,889        728,820     2,503,210     2,019,115
                                                 ------------------------------------------------------
Non-interest income:
     Service charges on deposits                      53,792         43,724       148,160       109,428
     Other service charges and fees                   26,826         20,665        81,644        65,803
     Securities (losses) gain                             (5)         7,499        40,742        22,672
     Other non-interest income                         9,481         14,433        23,460        27,351
                                                 ------------------------------------------------------
               Total non-interest income              90,094         86,321       294,006       225,254
                                                 ------------------------------------------------------
Non-interest expense:
     Salaries and employee benefits                  393,561        312,506     1,095,546       933,886
     Occupancy expense                                60,529         41,084       175,675       137,640
     Furniture and equipment expense                  89,175         75,385       227,281       191,333
     Other non-interest expense                      107,749        158,197       471,988       495,603
                                                 ------------------------------------------------------
               Total non-interest expense            651,014        587,172     1,970,490     1,758,462
                                                 ------------------------------------------------------

               Earnings before income taxes          327,969        227,969       826,726       485,907

Income tax expense                                   118,692         79,921       283,926       176,595
                                                 ------------------------------------------------------
               Net income                        $   209,277        148,048       542,800       309,312
                                                 ======================================================
Income per common share                          $      0.39           0.27          1.01          0.57
                                                 ======================================================
Common shares  outstanding                           539,027        539,027       539,027       539,027
                                                 ======================================================





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

              For The Nine Months Ended September 30, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                                                    1999                1998
                                                                              --------------     ----------------
Cash Flows from Operating Activities:
   Net income                                                                $      542,800      $       309,312
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                          76,363              (20,156)
      Provision for possible loan losses                                            180,000              180,000
      Provision for depreciation and amortization                                   185,738              176,894
      (Gain) on securities                                                          (40,742)             (22,672)
      Federal Home Loan Bank stock dividends                                        (15,100)                --
      (Increase) in interest receivable                                            (163,689)            (118,308)
      (Increase) decrease in other assets                                           (83,138)               6,748
      (Decrease) increase in other liabilities                                     (385,398)             193,485
                                                                             ------------------------------------
   Net cash provided by operating activities                                        296,834              705,303
                                                                             ------------------------------------

Cash Flows from Investing Activities:

   Purchase of investment securities held to maturity                                 --              (2,981,450)
   Proceeds from calls and maturity of held to maturity securities                  261,348            1,999,156
   Purchase of investment securities available for sale                         (11,146,417)         (13,769,264)
   Proceeds from calls and maturity of investments
    available for sale                                                            2,797,123            7,498,582
   Proceeds from sale of investments available for sale                           6,007,163            1,931,767
   Net (increase) in loans                                                       (8,080,504)          (9,822,201)
   Capital expenditures                                                            (171,006)            (221,385)
                                                                             ------------------------------------
   Net cash (used) in investing activities                                      (10,332,293)         (15,364,795)
                                                                             ------------------------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts,
    savings accounts, and IRA's                                                   2,499,092              437,639
   Net increase  in certificates of deposit                                       3,684,635           14,365,505
   Repayment of long-term debt                                                     (255,000)            (220,000)
   Net increase in federal funds purchased                                          925,000                 --
   Federal Home Loan Bank advances                                                  500,000                 --
   Net increase in securities sold under repurchase agreements                      399,596              399,274
   Dividends paid                                                                   (53,903)                --
                                                                             ------------------------------------
   Net cash provided by financing activities                                      7,699,420           14,982,418
                                                                             ------------------------------------
   (Decrease) increase in cash and cash equivalents                              (2,336,039)             322,926
Cash and cash equivalents beginning of period                                     6,802,651            7,425,582
                                                                             ------------------------------------
Cash and cash equivalents end of period                                      $    4,466,612       $    7,748,508
                                                                             ====================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                               $    3,256,609       $    2,781,470
                                                                             ====================================
      Income taxes                                                           $      416,395       $      196,851
                                                                             ====================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

         For The Three and Nine Months Ended September 30, 1999 and 1998

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                            Three months ended                Nine months ended
                                                               September 30,                     September 30,
                                                           1999           1998               1999            1998
                                                           ----           ----               ----            ----

Net income                                            $   209,277         148,048            542,800         309,312
                                                      ---------------------------------------------------------------
Other comprehensive income, before tax:

  Unrealized (losses) gains on securities
      available for sale:

    Unrealized holding (losses) gains arising
      during the period                                  (259,035)        137,953         (1,296,137)        146,797

    Less: reclassification adjustment for (gains)
      losses included in net income                             5          (7,499)           (40,742)        (22,672)
                                                      ---------------------------------------------------------------
  Other comprehensive income                             (259,040)        130,454         (1,255,395)        124,125

Income taxes related to other
  comprehensive income                                     97,292         (49,591)           475,907         (47,168)
                                                      ---------------------------------------------------------------
  Other comprehensive income,
    net of income taxes                                  (161,748)         80,863           (779,488)         76,957
                                                      ---------------------------------------------------------------
  Total comprehensive income (loss)                   $    47,529         228,911           (236,688)        386,269
                                                      ===============================================================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

3.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $3,050,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30 , 1999 the rate on the note was 7.292% per annum. Principal is payable annually commencing January 31, 1996 and each January 1 thereafter as follows:


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                   ------------------------------------------------------------
                                                      1999             1998             1999            1998
                                                      ----             ----             ----            ----

Net income                                         $ 209,277       $  148,048       $  542,800       $ 309,312

Per common share data:

  Net income per weighted
    average common share                           $    0.39       $     0.27       $     1.01       $    0.57

  Book value                                       $    7.62       $     7.90       $     7.62       $    7.90

Ratios:

  Return on average assets                              0.20%            0.16%            0.54%           0.36%

  Return on average common equity                       5.12%            3.57%           12.76%           7.61%

  Net interest margin (taxable equivalent
    basis)                                              4.06%            3.80%            3.91%           3.75%

  Expense ratio                                         2.52%            2.57%            2.59%           2.70%

  Allowance for losses on loans / loans                 1.33%            1.31%            1.33%           1.31%

  Non-performing loans / loans                          0.42%            0.59%            0.42%           0.59%

  Non-performing assets / loans and
    foreclosed properties                               0.56%            0.68%            0.56%           0.68%

  Shareholders' equity / total assets                   3.92%            4.55%            3.92%           4.55%

  Leverage ratio (tangible capital /
    tangible average assets)                            4.99%            4.32%            4.51%           4.56%



                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                OPERATING RESULTS

The Company reported net income for the third quarter of $209,277, or $0.39 per common share, compared to net income of $148,048, or $0.27 for the same period a year ago. Our returns on average assets and average common equity were 0.20% and 5.12%, respectively, for the quarter compared to 0.16% and 3.57% for the same period last year.

The net income for the first nine months of 1999 was $542,800, or $1.01 per common share. This compares to net income of $309,312, or $0.57 per common share, for the same period last year.

Net interest income for the first nine months of 1999 increased $484,095 versus the first nine months of 1998 to $2,683,210. The increase is attributable to growth in interest earning assets of 9.17%. Average loans grew 14.88% over the third quarter of 1998. Total Company assets were $104,918,529 at September 30, 1999 compared to $93,835,567 as of September 30, 1998.

The net interest margin (taxable equivalent basis) was 4.06% for the third quarter of 1999 compared to 3.80% for the third quarter of 1998. The yield on the investment portfolio was 5.97% for the third quarter of 1999 compared to 6.52% for the third quarter of 1998. The lower level of interest income from loans and securities was offset by a decrease in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the third quarter of 1999 increased $68,752 over the third quarter of 1998. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the third quarter of 1999 increased $212,028 compared to the third quarter of 1998 primarily as a result of the growth the Bank has experienced in the past year.

                                  ASSET QUALITY

Non-performing assets at September 30, 1999 were $378,000 or 0.56% of loans and foreclosed properties, compared to $398,000, or 0.68% of loans and foreclosed properties at September 30, 1998. The provision for losses on loans was $60,000 for the third quarter of 1999 and 1998. At September 30, 1999, the allowance for losses on loans was 1.33% of loans and approximately 236% of non-performing assets.

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

         (a)      Exhibits

                  Exhibit 23.1      Consent of Welch & Associates
                  Exhibit 27        Financial Data Schedule (for SEC use only)

         (b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)


Date: November 12, 1999                /s/ Reed D. Matney
                                       ---------------------------------------
                                       Reed D. Matney, President
                                       (principal executive officer)


Date: November 12, 1999                /s/ H. Lyons Price
                                       ---------------------------------------
                                       H. Lyons Price (principal financial and
                                       accounting officer)