Form 10KSB40
period 1999-12-31
VOLUNTEER BANCORP INC
filed 2000-03-30
CIK 947440

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         THE REGISTRANT'S REVENUES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999 WERE $710,256.

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 15, 2000 IS APPROXIMATELY
$7.2 MILLION. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 15, 2000, COMMON STOCK, $.01 PAR VALUE, 539,027 SHARES.

                    Documents Incorporated by Reference: NONE

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY

         Volunteer Bancorp, Inc. is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. Volunteer, with consolidated total assets of approximately $108 million at December 31, 1999, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee, and we conduct operations through our subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the state of Tennessee in April 1906. We do not engage in any activities other than acting as a bank holding company for the Bank. We believe we can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

MARKET AREA AND COMPETITION

         We compete with other commercial banks, savings and loan associations, credit unions and finance companies operating in Hancock and Hawkins counties and elsewhere. One other commercial bank is doing business in Hancock County, and in Hawkins County there are five commercial banks and savings and loan associations. The Bank is subject to substantial competition in all aspects of its business. Intense competition for loans and deposits comes from other financial institutions in the market area. In certain aspects of its business, the Bank also competes with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as the Bank and some of which have financial resources greater than those of the Bank. The future success of the Bank will depend primarily upon the difference between the cost of its borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans, sales of loans and investments). The Bank competes for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than the Bank and thus may obtain deposits at lower rates of interest.

NET INTEREST INCOME

         The following table sets forth weighted average yields earned by Volunteer on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                   1999                                  1998
                                      -------------------------------      --------------------------------
(Fully taxable equivalent)                       Interest     Average                  Interest    Average
(Dollars in thousands except          Average     Income/     Yields/      Average      Income/     Yields/
for per share data)                   Balance     Expense      Rate        Balance      Expense      Rate
                                      -------     -------      ----        -------      -------      ----
ASSETS:

Interest-earning assets:

Loans net of unearned income        $  63,895     $  6,083     9.52%       $54,684      $5,362       9.81%
U.S. Treasury and other U.S.
  government agencies                  23,765        1,512     6.36%        20,291       1,277       6.29%
States and municipalities               4,359          284     6.52%         1,781         115       6.46%
FHLB stock                                288           20     6.94%             8          --         --
Federal funds sold                      2,177          102     4.69%         5,854         302       5.16%
                                    ---------     --------    ------       -------      ------
    Total interest-earning
      assets/interest income           94,484        8,001     8.47%        82,618       7,056       8.54%
                                    ---------     --------                 -------      ------
Cash and due from banks                 3,702                                2,164
Other assets                            5,834                                4,863
Allowance for loan losses                (861)                                (727)
                                    ---------                              -------
    Total                           $ 103,159                              $88,918
                                    =========                              =======


LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits                        15,761          562     3.57%       $13,559      $  492       3.63%
Savings                                 4,227          126     2.98%         3,156          93       2.95%
Individual retirement accounts          7,449          363     4.87%         5,766         330       5.72%
Time certificates                      54,380        2,910     5.35%        47,637       2,759       5.79%
Fed funds purchased                       145            8     5.52%
FHLB advances                             862           48     5.57%
Securities sold under repurchase        1,643           89     5.42%         1,680         101       6.01%
Note payable                            2,812          208     7.40%         3,064         236       7.70%
                                     --------     --------                 -------      ------
  Total interest-bearing
    liabilities/interest expense       87,279        4,314     4.94%        74,862       4,011       5.36%
                                     --------     --------                 -------      ------
Non-interest bearing demand
  deposits                             10,598                                9,031
Other liabilities                       1,094                                1,018
Stockholders' equity                    4,189                                4,007
                                     --------                              -------
  Total                              $103,159                              $88,918
                                     ========                              =======
Net interest earnings                             $  3,687                              $3,045
                                                  ========                              ======
Net interest on interest earning
  assets                                                       3.90%                                 3.69%
                                                               ====                                  ====

Return on average assets                0.69%                                 0.51%
Return on average equity               16.96%                                11.35%
Cash dividends declared               $53,903                               $    0
Dividend payout ratio                   7.59%                                  N/A

         The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                December 31,                      December 31,
                                                   1999                              1998
                                                  versus                            versus
                                                December 31,                      December 31,
                                                   1998                              1997
                                             Increase (decrease)              Increase (decrease)
                                              Change Due To:(1)                Change Due To:(1)
                                          --------------------------     ----------------------------
(Dollars in Thousands)                    Volume      Rate     Total     Volume      Rate       Total
----------------------                    ------      ----     -----     ------      ----       -----
Increase (decrease) in:
Loans, net of unearned income            $   881     $(160)    $ 721     $ 1,226     $  (5)    $ 1,221
U.S. Treasury and other U.S.
  government agency securities               221        14       235         204       (40)        164
States and municipal securities              168         1       169         109        (2)        107
FHLB stock                                    20         0        20           0         0           0
Federal funds sold                          (175)      (25)     (200)        102        (2)        100
                                         -------     -----     -----     -------     -----     -------
   Total interest income                   1,115      (170)      945       1,641       (49)      1,592
                                         =======     =====     =====     =======     =====     =======
Increase (decrease) in:
Demand deposits                               79        (9)       70          66         3          69
Savings deposits                              32         1        33          28        (1)         27
Individual retirement accounts                87       (54)       33          79         5          84
Time certificates                            371      (220)      151         726         4         730
Federal funds purchased                        8         0         8           0         0           0
Securities sold under repo agreements         (2)      (10)      (12)         58        (0)         58
FHLB Advances                                 48         0        48           0         0           0
Note payable                                 (19)       (9)      (28)        (17)      (11)        (28)
                                         -------     -----     -----     -------     -----     -------

  Total interest expense                     604      (301)      303         940         0         940
                                         =======     =====     =====     =======     =====     =======
Increase (decrease) in
  net interest income                    $   511      $131     $ 642     $   701     $ (49)      $ 652

(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. The Rate/Volume Change equals the change in volume times the change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of these components bears to the absolute value of their total. The change attributable to FHLB stock, Federal funds purchased and FHLB advances is allocated 100% as a change in volume for 1999.

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

         We currently operate an asset/liability model, the Young and Associates, Inc. Asset/Liability and Profit Planning System, with which we simulate operations and subsequently develop policies regarding permitted gap positions, permitted risks in deviations from budget earnings and liquidity. We apply the System quarterly using rate fluctuations of +/-2%.

         At December 31, 1999, we had a negative cumulative repricing gap within one year of approximately $33.2 million, or approximately 35.00% of total earning assets. This negative repricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

         The following table represents an interest sensitivity profile for Volunteer as of December 31, 1999 and 1998. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                                       DECEMBER 31, 1999
                                        ------------------------------------------------------------------------------------
                                          WITHIN        AFTER 3 MONTHS        AFTER 12 MONTHS         AFTER
                                         3 MONTHS      WITHIN 12 MONTHS        WITHIN 5 YEARS        5 YEARS          TOTAL
                                        ---------      ----------------       ---------------        --------        -------
(Dollars in thousands)
EARNING ASSETS:
Loans                                   $  26,984         $ 11,459                $ 24,490           $  4,642        $67,575
Investment securities:
   Available for sale                       9,602            2,522                   9,029              4,229         25,382
   Held to maturity                           999                                       99                             1,098
FHLB stock                                    309                                                                        309
Federal funds sold                            575                                                                        575
                                        ---------         --------                --------           --------        -------
    Total earning assets                $  38,469         $ 13,981                $ 33,618           $  8,871        $94,939
                                        =========         ========                ========           ========        =======

INTEREST-BEARING LIABILITIES:

Interest-bearing deposits               $  42,401         $ 34,662                $  6,688                           $83,751
Securities sold under
  repurchase agreements                     1,321                                                                      1,321
FHLB advances                               4,500                                                                      4,500
Long-term debt                              2,790                                                                      2,790
                                        ---------         --------                --------           --------        -------
  Total interest-bearing liabilities    $  51,012         $ 34,662                $  6,688           $      0        $92,362
                                        =========         ========                ========           ========        =======

Net repricing gap                       $ (12,543)        $(20,681)               $ 26,930           $  8,871        $ 2,577
                                        =========         ========                ========           ========        =======
Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                  -13.21%          -21.78%                  28.37%              9.34%          2.71%
                                        =========         ========                ========           ========        =======
Cumulative gap                          $ (12,543)        $(33,224)               $( 6,294)          $  2,577
                                        =========         ========                ========           ========
Cumulative gap as a percentage of
  total earning assets                     -13.21%          -35.00%                  -6.63%              2.71%
                                        =========         ========                ========           ========

                                                                             DECEMBER 31, 1998
                                        ------------------------------------------------------------------------------------
                                          WITHIN        AFTER 3 MONTHS        AFTER 12 MONTHS         AFTER
                                         3 MONTHS      WITHIN 12 MONTHS        WITHIN 5 YEARS        5 YEARS          TOTAL
                                        ---------      ----------------       ---------------        --------        -------
(Dollars in thousands)
EARNING ASSETS:
Loans                                   $  14,501         $ 15,836                $ 26,818           $  1,870        $59,025
Investment securities:
   Available for sale                                        3,246                   4,188             18,392         25,826
   Held to maturity                                            250                                      1,112          1,362
FHLB stock                                    262                                                                        262
Federal funds sold                          4,515                                                                      4,515
                                        ---------         --------                --------           --------        -------
    Total earning assets                $  19,278         $ 19,332                $ 31,006           $ 21,374        $90,990
                                        =========         ========                ========           ========        =======

INTEREST-BEARING LIABILITIES:

Interest-bearing deposits               $  41,027         $ 30,663                $  5,983                           $77,673
Securities sold under
   repurchase agreements                    1,462                                                                      1,462
Long-term debt                              3,045                                                                      3,045
                                        ---------         --------                --------           --------        -------
  Total interest-bearing liabilities    $  45,534         $ 30,663                $  5,983           $      0        $82,180
                                        =========         ========                ========           ========        =======

Net repricing gap                       $ (26,256)        $(11,331)               $ 25,023           $ 21,374        $ 8,810
                                        =========         ========                ========           ========        =======
Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                  -28.86%          -12.45%                  27.50%             23.49%          9.68%
                                        =========         ========                ========           ========        =======
Cumulative gap                          $ (26,256)        $(37,587)               $(12,564)          $  8,810
                                                          ========                ========           ========
Cumulative gap as a percentage of
  total earning assets                     -28.86%          -41.31%                 -13.81%              9.68%
                                        =========         ========                 =======           ========

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

DEPOSITS

         Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 1999 and 1998.

                                                               December 31,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
Non interest-bearing deposits:
Individuals, partnerships and corporations                 $10,721      $ 9,521
U.S. Government and states and political subdivisions           72          116
Certified and official checks                                  280          355
                                                           -------      -------
  Total non-interest bearing deposits                       11,073        9,992
                                                           -------      -------

Interest-bearing deposits:
Interest-bearing demand accounts                            16,213       14,838
Savings accounts                                             4,396        3,603
Individual retirement accounts                               2,522        2,163
Certificates of deposit, less than $100,000                 44,525       41,564
Certificates of deposit, greater than $100,000              16,095       15,505
                                                           -------      -------
  Total interest-bearing deposits                           83,751       77,673
                                                           -------      -------

  Total deposits                                           $94,824      $87,665
                                                           =======      =======


         The following table presents a breakdown by category of the average amounts of deposits and the weighted average rate paid on deposits for the periods indicated:

                                                                                            December 31,
                                                                      -----------------------------------------------------
                                                                                  1999                         1998
                                                                      ------------------------      ------------------------

Non-interest bearing deposits                                         $10,598                       $ 9,031
Savings deposits                                                        4,227            2.98%        3,156            2.95%
Individual retirement accounts                                          7,449            4.87%        5,766            5.72%
Time deposits                                                          54,380            5.35%       47,637            5.79%
Interest bearing demand deposits                                       15,761            3.57%       13,559            3.63%
                                                                      -------                       -------
  Total deposits                                                      $92,415                       $79,149
                                                                      =======                       =======


         At December 31, 1999 and 1998, time deposits greater than $100,000 aggregated approximately $16 million and $15 million, respectively. The following table indicates, as of December 31, 1999 and 1998, the dollar amount of $100,000 or more deposits by the time remaining until maturity:

                                December 31, 1999                                  December 31, 1998
                       ------------------------------                      ------------------------------
                                               1 year                                             1 year
                       3 Months    3 to 12    through                      3 Months    3 to 12    through
                       or less     Months     5 years     Total             or less     Months    5 years    Total
                       --------    -------    -------    -------           --------    -------    -------   --------
(In thousands)

Time certificates        $4,627     $9,667     $1,801    $16,095             $6,839     $7,539     $1,127    $15,505
                         ======     ======     ======    =======             ======     ======     ======    =======

ASSETS

         Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 1999 and 1998.

                                                   December 31,
                                           -----------------------
                                             1999            1998
                                           --------       --------
(In thousands) Investment securities:
  Available for sale                       $ 25,382       $ 25,826
  Held to maturity                            1,098          1,362
FHLB stock                                      309            262
Federal funds sold                              575          4,515
Loans:
  Real estate                                44,613         38,282
  Commercial and other                       23,027         20,948
                                           --------       --------
    Total loans                              67,640         59,230
  Less unearned income                          (65)          (205)
                                           --------       --------
Loans, net of unearned
  income                                     67,575         59,025
                                           --------       --------
Interest earning assets                    $ 94,939       $ 90,990
                                           ========       ========

INVESTMENT PORTFOLIO

         At year end 1999, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 96.49% of the investment portfolio.

         The following table sets forth the composition of the carrying value of our investment portfolio at December 31, 1999 and 1998:

                                                  December 31,
                                           ------------------------
                                              1999          1998
                                           --------       --------
(In thousands)
Held to maturity:
Obligations of U.S. Government
  agencies                                 $  1,098       $  1,362
                                           --------       --------



Available for sale:
U.S. Treasury securities                   $  1,491       $  3,476
Obligations of U.S. Government
  agencies                                   19,037         18,127
Corporate                                       631             --
Obligations of states and
  political subdivisions                      4,223          4,223
FHLB stock                                      309            262
                                           --------       --------

                                           $ 25,691       $ 26,088
                                           ========       ========

         The following table presents the maturity distribution of the amortized cost and estimated market value of the Company's debt securities at December 31, 1999 and 1998. The weighted average yields on these instruments are presented based on final maturity. Yields on states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.

                                                  December 31, 1999                                 December 31, 1998
                                           --------------------------------               --------------------------------------
                                                      Estimated   Weighted                              Estimated     Weighted
                                           Amortized    Market     Average                Amortized      Market        Average
                                             Cost       Value       Yield                    Cost         Value         Yield
                                           ---------  ---------   ---------               ---------     ---------     ---------
(Dollars in thousands)
Held to maturity:
-----------------
  Obligations of U.S. Government
    agencies:
    Due after 1 year but within
      5 years                               $    99       $   103                          $   250       $   252
    Due after 5 years but within
      10 years                                  999           932                              999         1,001
    Due after 10 years                                                                         113           120
                                            -------       -------                          -------       -------
      Total                                 $ 1,098       $ 1,035     6.47%                $ 1,362       $ 1,373         5.38%
                                            =======       =======                          =======       =======

Available for sale:
-------------------
  U.S. Securities:
    Due within 1 year                       $ 1,000       $   999                          $ 1,918       $ 1,938
    Due after 1 year but within
      5 years                                   504           492                            1,498         1,538
                                            -------       -------                          -------       -------
        Total                                 1,504         1,491     5.77%                  3,416         3,476         6.13%
                                            -------       -------                          -------       -------
  Obligations of U.S. Government
   agencies:
    Due within 1 year                         2,114         2,048                               --            --
    Due after 1 year but within
      5 years                                 2,428         2,341                            2,638         2,650
    Due after 5 years but within
      10 years                               13,955        13,082                           10,673        10,724
    Due after 10 years                        1,670         1,564                            4,762         4,753
                                            -------       -------                          -------       -------
        Total                                20,167        19,037     6.33%                 18,073        18,127         6.27%
                                            -------       -------                          -------       -------
  Corporate
    Due after ten years                         631           631     6.55%                     --            --           --
                                            -------       -------                          -------       -------
  Obligations of states and
     political subdivisions
    Due after 1 year but within
      5 years                                   704           692                              402           407
    Due after 5 years but within
      10 years                                3,425         3,246                            3,025         3,108
    Due after 10 years                          305           285                              705           708
                                            -------       -------                          -------       -------
        Total                                 4,434         4,223     6.03%                  4,132         4,223         6.08%
                                            -------       -------                          -------       -------
Total                                       $26,737       $25,382     6.55%                $25,621       $25,826         6.22%
                                            =======       =======                          =======       =======


INVESTMENT POLICY

         The objective of our investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various public entities with their financing needs. H. Lyons Price and Reed D. Matney are authorized to execute security transactions for the investment portfolio based on the decisions of the investment committee. The investment committee, which consists of the President, Chief Executive Officer and Chairman of the Board, has full authority over the investment portfolio and makes decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting, and the entire portfolio is reviewed on a semi-annual basis. The investment policy allows portfolio holdings to include short-term securities purchased to provide Volunteer needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

         Our investment securities portfolio of $26,788,770 at December 31, 1999, consisted of $1,097,629 of securities held to maturity, which are carried at amortized cost and $25,691,141 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $3,676 and unrealized losses were $1,358,321. Our investment securities portfolio of $27,450,577 at December 31, 1998, consisted of $1,362,477 of securities held to maturity, which are carried at amortized cost and $26,088,100 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $238,669 and unrealized losses were $33,670.

         As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $4,978 and unrealized losses of $67,264 at December 31, 1999, compared to $10,450 unrealized gains and $0 unrealized losses at year end December 31, 1998.

         At December 31, 1998, we had approximately $250,000 of structured notes in the held to maturity category, which constitutes approximately 0.9% of its investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest rate movements and expose Volunteer to greater market risk than traditional medium-term notes. All of our investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The unrealized gain in these securities was approximately $2,000 or 19.14% of total gross unrealized gains on held to maturity securities. It is management's intent to hold these securities to maturity. The market risk associated with the structured notes is not considered material to our financial position, results of operations or liquidity.

LOAN PORTFOLIO

         Total loans of $67,640,000 at December 31, 1999, reflected an increase of $8,410,000 compared to total loans for the year ended December 31, 1998. Residential real estate loans, which historically have had low loss experience, increased $4,440,000 or 21.15%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $1,891,000 or 10.9%. Commercial and industrial loans and agricultural loans increased by $671,000 or 8.4%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans increased by $1,071,000, or 8.3%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hawkins and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions.

    The following table sets forth the composition of the Company's loan portfolio as December 31, 1999 and 1998.

                                                December 31,
                                            --------------------
(In thousands)                                1999         1998
                                            -------      -------
Real estate loans:
  Construction and land development         $ 7,271      $ 5,598
  Secured by farmland and improvements        2,406        2,401
  Secured by residential properties          25,431       20,991
  Commercial real estate loans                9,505        9,292
                                            -------      -------
    Total real estate loans                  44,613       38,282
Loans to farmers                              1,455          816
Commercial and industrial loans               7,206        7,174
Installment loans                            11,116        9,626
Other consumer loans                          2,830        3,249
All other loans                                 420           83
                                            -------      -------
    Total loans                             $67,640      $59,230
                                            =======      =======

    The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year.

                                                          DECEMBER 31, 1999
                                          --------------------------------------------------
                                                            MATURITY RANGE
                                          --------------------------------------------------
                                          ONE YEAR     ONE THROUGH       OVER
                                           OR LESS     FIVE YEARS     FIVE YEARS      TOTAL
                                          --------     ----------     ----------      -----
(In thousands)
Real estate construction loans             $ 6,929       $   253        $    89      $ 7,271
Real estate mortgage loans                  12,691        14,830          9,821       37,342
Commercial and industrial loans              5,142         1,704            360        7,206
Agricultural loans                           1,174           281             --        1,455
All other loans                              5,409         8,751            206       14,366
                                           -------       -------        -------      -------
  Total loans                              $31,345       $25,819        $10,476      $67,640
                                           =======       =======        =======      =======

         The sensitivity to interest rate changes of that portion of Company's loan portfolio that matures after one year is set below:

Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 1999 (in thousands);

Fixed rate                                       $20,253
Floating rate                                      7,085
                                                 -------
                                                 $27,338
                                                 -------

Other loans maturing after one year:

Fixed rate                                       $ 4,132
Floating rate                                      4,825
                                                 -------
                                                 $ 8,957
                                                 -------

  Total loans maturing after one year            $36,295
                                                 =======

LOAN POLICY

         All of our lending activities are under the direct supervision and control of the senior loan committee, which consists of three directors. The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. Our established maximum loan volume to deposits is 85%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 80% of the appraised value or purchase cost of the real estate for no more than a thirty-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

         The board of directors at its regularly scheduled meetings reviews all new loans in excess of $100,000 made the preceding month. Loans which are 30 days or more past due are reviewed monthly.

         Management periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. The Company's policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. Management defines "in the process of collection" as that point where the customer has agreed to an accelerated repayment plan to bring the loan current, which definition is in accordance with generally accepted accounting principles ("GAAP") but is not in accordance with such definition as contained in Banking Bulletin 91-19. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the management, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

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

         Our underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. We require our loan officers and loan committee to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

CREDIT RISK MANAGEMENT AND RESERVE FOR LOAN LOSSES

         Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of Volunteer. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

         Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies. To effectuate this policy, we make commercial real estate and farming loans with one year or less fixed maturity.

         The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Company's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require us to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

         The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $842,328 at year end 1999, or 1.25% of loans outstanding, net of unearned income, compared to $810,563 or 1.38% at year end 1998.

RESERVE FOR LOAN LOSSES

The following table presents the data related to the Company's reserve for loan losses for the years ended December 31, 1999 and 1998:

                                                       December 31,
                                                    ------------------
                                                     1999         1998
                                                    -----        -----
(In thousands)
Balance at beginning of period                      $ 811        $ 660
Charge offs:
  Commercial, financial and agricultural              (93)         (29)
  Real estate mortgage                                  0            0
  Installment loans to individuals                   (122)         (65)
                                                    -----        -----
                                                     (215)         (94)
                                                    -----        -----
Recoveries:
  Commercial, financial and agricultural                0            2
  Real estate mortgage                                  0            0
  Installment loans to individuals                      6            3
                                                    -----        -----
                                                        6            5
                                                    -----        -----
Net charge offs                                      (209)         (89)
                                                    -----        -----
Additions charged to operations                       240          240
                                                    -----        -----
Balance at end of period                            $ 842        $ 811
                                                    =====        =====
Ratio of net charge offs during the period to
  average loans outstanding during the period        0.33%        0.16%
                                                    =====        =====
Average allowance for loan losses to average
  total loans                                        1.35%        1.33%
                                                    =====        =====

    At December 31, 1999 and 1998, the allowance for loan losses was allocated as follows: (In thousands)

                                                    December 31, 1999                     December 31, 1998
                                            ----------------------------------     ----------------------------------
                                                     Percent of loans in each                Percent of loans in each
                                            Amount   category to total loans        Amount   category to total loans
  Commercial, financial and agricultural     $339           13.42%                   $241           13.49%
  Real estate mortgage                          -           65.96%                      -           64.63%
  Installment loans to individuals            503           20.62%                    570           21.88%
                                             ----          ------                    ----          ------
                                             $842          100.00%                   $811          100.00%
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

Non-performing assets (In thousands)                                                   December 31
                                                                                 -----------------------
                                                                                   1999            1998
                                                                                   ----            ----
Nonaccrual loans                                                                 $   264         $    19
Restructured loans                                                                     -               -
Other loans past due 90 days or more to principal or interest payments               221             418
Non-performing loans as a percentage of net loans before allowance
  for loan losses                                                                   0.72%           0.74%
Allowance for loan losses as a percentage of nonperforming loans                  173.61%         185.58%

CAPITAL RESOURCES/LIQUIDITY

         Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Our liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, we devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

         Although we have no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate. We are not subject to any specific liquidity requirements imposed by regulatory orders. The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

LIQUIDITY

The following table sets forth liquidity ratios for the periods indicated:



                                                       1999       1998
                                                      -----      -----
Average loans to average deposits . . . . . .         78.09%     77.99%

         Impact of Inflation and Changing Prices. The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on operations of Volunteer is reflected in increased operating costs. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

CAPITAL ADEQUACY

         Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of our management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

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

         Our consolidated capital ratios are set forth below. See Note 12 to the Notes to Consolidated Financial Statements for Bank-only capital ratios.

                                                              December 31,
                                                      --------------------------
                                                         1999              1998
                                                         ----              ----

(Dollars in thousands)
CAPITAL:
Tier I capital:
        Stockholders' common equity                   $   4,090          $  4,401
         Less unrealized (loss) gain in securities         (840)              127
        Less dissallowed intangibles                       (167)             (185)
                                                      ---------          --------
              Total Tier I capital                        4,763             4,089

Tier II capital:
        Qualifying allowance for loan losses                842               743
                                                      ---------          --------
                        Total capital                 $   5,605          $  4,832
                                                      =========          ========

Risk-adjusted assets                                  $  66,780          $ 59,431
Quarterly average assets                              $ 108,494          $ 95,806

RATIOS:
Tier I capital to risk-adjusted assets                    7.13%             6.88%
Tier II capital to risk-adjusted assets                   1.26%             1.25%
Total capital to risk-adjusted assets                     8.39%             8.13%
Leverage - Tier I capital to quarterly
  average assets less disallowed intangibles              4.40%             4.28%


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

         On December 31, 1999, the Bank and Volunteer exceeded the regulatory minimums and qualified under the regulations as a well-capitalized institution and an adequately capitalized institution, respectively.

CERTAIN REGULATORY CONSIDERATIONS

         As a bank holding company, Volunteer is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

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

PAYMENT OF DIVIDENDS

         Volunteer is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of Volunteer, including cash flow to pay dividends on its stock or principal (premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to Volunteer, as well as by the Company to its shareholders.

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

         The payment of dividends by Volunteer and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

TRANSACTIONS WITH AFFILIATES

         There are various legal restrictions on the extent to which we can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank's purchases of or investments in the securities of and purchase of assets from Volunteer, a bank's loans or extensions of credit to third parties, collateralized by the securities or obligations of Volunteer, the issuance of guaranties, acceptances and letters of credit on behalf of Volunteer, and certain bank transactions with the Company, or with respect to which Volunteer acts as agent, participates or has a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to Volunteer or to any other affiliate in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to Volunteer or to such other affiliates. Also, extensions of credit and other transactions between the Bank and Volunteer or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, Volunteer and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

HOLDING COMPANY STRUCTURE AND SUPPORT OF THE BANK

         Because Volunteer is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that Volunteer may itself be a creditor with recognized claims against the subsidiary.

         Under Federal Reserve Board policy, Volunteer is expected to act as a source of financial strength to, and commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, Volunteer may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

CROSS-GUARANTEE LIABILITY

         Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the Bank would likely result in assertion of the cross- guarantee provisions, and a potential loss of Volunteer's investment in the Bank.

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

         We believe that at March 1, 2000, the Bank was well capitalized under the criteria discussed above.

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

BROKERED DEPOSITS AND PASS-THROUGH INSURANCE

         The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because we believe that the Bank was well capitalized as of March 1, 2000, we believe the brokered deposits regulation will have not material effect on the funding or liquidity of the Bank.

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

         Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the business of the Company and the Bank, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of Volunteer and the Bank subsidiaries may be affected thereby.

EMPLOYEES

         At December 31, 1999, the Company had a total of 49 employees with 2 of those employed on a part-time basis.

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

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which Volunteer or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Volunteer, or any associate of any of the foregoing, is a party or has an interest adverse to Volunteer or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         We conducted a public offering of our Common Stock in 1997 at a price of $15 per share (the "Offering"). There is no established public market for the shares. Management is aware that isolated transactions in the Common Stock occur from time to time. To our best knowledge the most recent transaction in the Common Stock was December 17, 1997 and was for the price of $15.00 per share.

         There were 438 holders of record of the Common Stock as of March 15, 2000.

         We currently intend to retain our earnings, if any, for use in the business and do not anticipate paying any cash dividends in the foreseeable future. The board of directors cannot predict when such dividends, if any, will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of our expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The purpose of this discussion and analysis is to provide the reader with a concise description of our financial condition and changes therein and results of our operations and the Bank for the years ended December 31, 1999 and 1998.

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

RESULTS OF OPERATIONS

         Net income for 1999 was $710,256 increasing $255,415 compared with net income of $454,841 for 1998. Our return on average assets was 0.69% for 1999 or
1.36 times the return on average assets of 0.51% for 1998. Our return on average equity improved to 16.96% for 1999 compared with 11.36% for 1998.

         Our net income for 1999 and 1998 were impacted by the following:

         -- The yield on average interest earnings assets was 8.47% for 1999 decreasing 0.07% from 8.54% for 1998.

         -- Average earning assets increased $11,866,000 to $94,484,000 for 1999 compared to $82,618,000 for 1998.

         -- Yield on average interest bearing liabilities decreased 0.42% from 5.36% in 1998 to 4.94% for 1999.

         -- Average interest bearing liabilities increased $12,417,000 to $87,279,000 for 1999 compared to $74,862,000 for 1998.

         -- Average interest earning assets to average total assets decreased slightly from 92.91% for 1998 to 91.59% for 1999.

         -- Average interest bearing liabilities to average total assets increased from 84.19% for 1998 to 84.61% for 1999.

         As a result of the foregoing net interest income as a percentage of average interest earning assets increased from 3.64% for 1998 to 3.80% for 1999. Accordingly, net interest income for 1999 of $3,590,306 was only $583,955 greater than net interest income of $3,006,351 for 1998.

         Net interest income for 1999 was positively impacted by a decrease in interest expense of $28,000 on parent company only borrowings. Of this decrease of $28,000 approximately $19,000 was attributable to a decrease in average borrowings. Average parent company only borrowings were $2,812,000 for 1999 or a decrease of $252,000 compared to 1998 of $3,064,000. The remaining decrease of $9,000 was attributable to a decrease in the average rate on such outstanding borrowings from 7.70% for 1998 to 7.40% for 1999. The borrowing was incurred in order to increase the capital of our subsidiary bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

         The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31, 1999 and 1998.




                                                           1999                                    1998
                                        ------------------------------------------ ----------------------------------------------
(Fully taxable equivalent)                                  Interest      Average                     Interest         Average
(Dollars in thousands except               Average          Income/       Yields/       Average       Income/          Yields/
for per share data)                        Balance          Expense       Rate          Balance       Expense           Rate
                                           -------          -------      -------        -------       -------          ------

ASSETS:

Interest-earning assets:

Loans net of unearned income            $ 63,895          $ 6,083         9.52%        $54,684        $5,362            9.81%
U.S. Treasury and other U.S.
  government agencies                     23,765            1,512         6.36%         20,291         1,277            6.29%
States and municipalities                  4,359              284         6.52%          1,781           115            6.46%
FHLB stock                                   288               20         6.94%              8             -               -
Federal funds sold                         2,177              102         4.69%          5,854           302            5.16%
                                         -------             ----                       ------          ----
    Total interest-earning
      assets/interest income              94,484            8,001         8.47%         82,618         7,056            8.54%
                                          -------          ------                      -------        ------
Cash and due from banks                    3,702                                         2,164
Other assets                               5,834                                         4,863
Allowance for loan losses                   (861)                                         (727)
                                           -----                                        ------
    Total                               $103,159                                       $88,918
                                        ========                                       =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits                           15,761              562         3.57%        $13,559          $492           3.63%
Savings                                    4,227              126         2.98%          3,156            93           2.95%
Individual retirement accounts             7,449              363         4.87%          5,766           330           5.72%
Time certificates                         54,380            2,910         5.35%         47,637         2,759           5.79%
Fed funds purchased                          145                8         5.52%
FHLB advances                                862               48         5.57%
Securities sold under repurchase           1,643               89         5.42%          1,680           101           6.01%
Note payable                               2,812              208         7.40%          3,064           236           7.70%
                                           -----             ----                       ------          ----
  Total interest-bearing
    liabilities/interest expense          87,279            4,314         4.94%         74,862         4,011           5.36%
                                          ------           ------                      -------         -----
Non-interest bearing demand
  deposits                                10,598                                         9,031
Other liabilities                          1,094                                         1,018
Stockholders' equity                       4,189                                         4,007
                                          ------                                        -----
  Total                                 $103,159                                       $88,918
                                        ========                                       =======
Net interest earnings                                     $ 3,687                                     $3,045
                                                          =======                                     ======
Net interest on interest earning
  assets                                                                  3.90%                                       3.69%
                                                                         =====                                        ====

Return on average assets                    0.69%                                        0.51%
Return on average equity                   16.96%                                       11.35%
Cash dividends declared                 $ 53,903                                       $    0
Dividend payout ratio                       7.59%                                         N/A


         Non-interest expense increased $287,875 from $2,371,171 for 1998 to $2,659,046 for 1999. However, non-interest expense as a percentage of average assets decreased by 0.09% from 2.67% in 1998 to 2.58% for 1999.

         The following table presents non-interest expense for 1999 compared to 1998 as a percentage of average assets and the changes therein (in thousands):

NONINTEREST EXPENSE


                                                            % AVERAGE                      % AVERAGE
                                                 99           ASSETS          1998           ASSETS
                                                 --         ----------       ------        ---------
Salaries and employee benefits                 $1,434         1.39%          $1,256           1.41%
Occupancy, net                                    222         0.22%             197           0.22%
Furniture and equipment                           315         0.31%             263           0.30%
Directors fees                                     52         0.05%              50           0.06%
Advertising                                        37         0.04%              66           0.07%
FDIC insurance                                     10         0.01%               8           0.01%
Office supplies                                    48         0.05%              46           0.05%
Professional services                              72         0.07%              96           0.11%
Telephone                                          47         0.05%              34           0.04%
Postage and courier                                56         0.05%              54           0.06%
Other                                             366         0.35%             301           0.34%
                                              -------                        ------

                                              $ 2,659         2.58%          $2,371           2.67%
                                              =======         =====          ======           ====


         Non-interest expenses increased 12.14% in absolute terms from 1998 to 1999 but decreased as a percentage of average total assets. The decrease is attributable to an expansion of our asset base without a corresponding increase in non-interest expenses. Occupancy expense increased in 1999 by 12.70% primarily attributable overall asset growth. Non-interest expense as a percentage of average assets is expected to continue to decline as growth in Bank assets is expected to increase faster than the growth in non-interest expense.

         The provision for loan losses in 1999 and 1998 was $240,000. The provision for loan losses is the amount management deems necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserve is determined by management after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by Volunteer, historic loan-loss experience, loan mix and the level of loans relative to reserves.

         Non-interest income increased $69,439 from $311,945 in 1998 to $381,384 in 1999.

         Income tax expense increased $110,104 from $252,284 in 1998 to $362,388 in 1999.

FINANCIAL POSITION

         Our total assets grew 10.87% or $10.63 million during 1999 to $108.47 million at year end 1999 from $97.84 million at year end 1998. This growth is primarily attributable to growth of $11.51 million in deposits, securities sold under repurchase agreements and short-term Federal Home Loan Bank Advances during 1999 to $100.64 million at year end 1999 from $89.13 million at year end 1998.

         Portfolio securities decreased $660,000 in 1999 to $26.79 million at year end 1999 from $27.45 million at year end 1998 while federal funds decreased $3.94 million during 1999.

         Loans increased $8.55 million during 1999 to $67.57 million at year end 1999 compared to $59.02 million at year end 1998. Of this growth real estate mortgage loans grew $6.31 million in 1999 and consumer loans grew $1.07 million in 1999. Real estate mortgage loans represented 65.96% of gross outstanding loans at year end 1999. Consumer loans represented 20.62% of gross outstanding loans at year end 1999.

         Deposits, securities sold under repurchase agreements and short-term Federal Home Loan Bank Advances grew $11.51 million in 1999 from $89.13 million at year end 1998 to $100.64 million at year end 1999.

CAPITAL REQUIREMENTS

         Our equity capital was $4.09 million at year end 1999 compared to $4.40 million at year end 1998. This increase of approximately $311,000 consists of our net income for 1999 of $710,256, a decrease in the accumulated other comprehensive income of $966,979 and dividends paid of $53,903.

         The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

         Management believes, as of December 31, 1999, that we meet all capital requirements to which we are subject and that we are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond our control, such as a downturn in the local economy, could adversely affect future earnings and, consequently, our ability of to meet our future minimum capital requirements.

         The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at December 31, 1999.

LIQUIDITY RESOURCES

         Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and security repayments or sales of available for sale securities.

ASSET LIABILITY MANAGEMENT

         Our long-term profitability depends on properly priced products and services, asset quality and asset-liability management. Historically, we have had a mismatch between the maturities of our assets and liabilities because customers have traditionally preferred short-term deposits and longer-term loans. This mismatch makes us sensitive to changes in interest rates and the resulting effect on interest income and the market value of assets. We attempt to manage this mismatch and thus reduce its effect on earnings during periods of significant changes in interest rates. Our strategies include the origination of shorter-term fixed rate loans and adjustable rate loans or loans with call provisions. We also emphasize checking accounts and other transaction accounts which management believes are less rate sensitive than certificate accounts.

         A traditional measure of interest rate sensitivity and its impact upon the next years earnings is our one-year gap position (total assets subject to repricing less total liabilities subject to repricing). A negative one-year gap position generally exposes our earnings to rising short term rates over the period and thus reduced net interest income because current liabilities reprice faster than current assets. However, this earnings exposure can be mitigated during the period if total asset growth is sufficient such that new assets are priced at relatively higher rates and new deposit maturities are extended. At December 31, 1999 we had a cumulative one year negative gap of (35.00%) or a net of $33.22 million in liabilities repricing faster than assets.

         While the one-year-gap measure helps provide some information about a financial institution's interest sensitivity, it does not predict the trends of future earnings.

ASSET QUALITY

         Non-performing and other loans past due 90 days or more were $485,528 at year end 1999 compared to $437,287 at year end 1998 representing an increase of $48,241. Non-performing loans as a percentage of net loans before the allowance for loan losses was 0.72% at year end 1999 and 0.74% at year end 1998. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was 173.5% at year end 1999 and 185.4% at year end 1998. Other real estate owned increase $292,927 to $344,850 at year end 1999 compared to $51,923 at year end 1998. We had no material restructured loans in 1999 or 1998. Our asset quality continues to be good which is a result of good underwriting standards coupled with aggressive collection efforts and a good local economy.

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

         Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. In the current interest rate environment, the liquidity and maturity structures of our assets and liabilities are critical to maintenance of acceptable performance levels.

YEAR 2000 COMPLIANCE

         We experienced a successful transition into the 21st century primarily resulting from extensive testing and correction of problems prior to the new year. We will continue to test operating systems during the first half of 2000 to ensure that all programs are operating properly. There have been no Y2K failures to date.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Index to Consolidated Financial Statements:

         Independent Auditor's Report...........................................................................F-1

         Consolidated Balance Sheets at December 31, 1999 and 1998..............................................F-2

         Consolidated Statements of Earnings for the years ended December 31, 1999 and 1998.....................F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 1999 and 1998....................................................................F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998...................F-5

         Consolidated Statements of Comprehensive Income for the years ended
                  December 31, 1999 and 1998....................................................................F-6

         Notes to Consolidated Financial Statements.............................................................F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Following is certain information regarding the nominee directors and executive officers of Volunteer.

         REED D. MATNEY (50) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

         G. DOUGLAS PRICE (59) has served as a Director since 1994. Mr. Price is retired and was the former Executive for Hawkins County, Tennessee.

         WILLIAM E. PHILLIPS (52) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

         H. LYONS PRICE (65) has served as the Secretary/Treasurer and Director since 1994. Mr. Price was employed by First Union National Bank of Tennessee until June 1993.

         GARY E. VARNELL (53) has served as a Director since 1994. Mr. Varnell is the owner and operator of a retail office products store in Rogersville, Tennessee.

         DR. TRUETT H. PIERCE (72) has served as a Director since 1994. Dr. Truett practices medicine in Sneedville, Tennessee.

         GEORGE L. BROOKS (70) has served as a Director since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

         SHIRLEY A. PRICE (65) has served as a Director since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee.

         LEON GLADSON (74) has served as a Director since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

         EDDIE FREEMAN (47) has served as a Director since 1995 and serves as Vice President and Manager of the Bank's Church Hill office.

         NEIL D. MILLER (80) has served as a Director since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

         M. CARLIN GREENE (57) has served as a Director since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

         SCOTT F. COLLINS (51) has served as a Director since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

         LAWRENCE E. GRAY (55) has served as a Director since 1994 and serves as Executive Vice President of the Bank.

         No director of the Company is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

         During 1999 our Board of Directors held two meetings. The Directors of Volunteer also serve as directors of the Bank. The Board of Directors of the Bank held 12 meetings in 1999. No director attended less than 75% of the meetings held by Volunteer or the Bank during 1999. The Directors received no compensation as directors of Volunteer but as directors of the Bank received $300 for each meeting attended.

         The Board of Directors has three committees. Messrs. Phillips, H. Lyons Price and Matney serve as the Executive Committee, Messrs. Doug Price, Gladson and Collins serve as members of the Audit Committee and Messrs. Phillips, Matney, H. Lyons Price and G. Douglas Price serve as members of the Trust Committee. These persons receive no compensation as members of such committees.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid by Volunteer to our chief executive officer. No other executive officer received cash compensation in excess of $100,000 (determined as of the end of 1999) for the years ended December 31, 1999, 1998 and 1997.

                                                                 Annual
                                                               Compensation
                                                               ------------
Name and Position                               Year            Salary ($)
-----------------                               ----            ----------
                                                1999              86,000
Reed Matney                                     1998              78,000
Chief Executive Officer and President           1997              72,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 15, 2000, our records indicated that the following number of shares were beneficially owned by (i) each person known by us to beneficially own more than 5% of our shares; (ii) directors and persons nominated to become directors of Volunteer and executive officers; and (iii) our directors and executive officers as a group.

                                                                      Amount and Nature
                            Name of                               of Beneficial Ownership        Percent
                        Beneficial Owner                              (Number of Shares)         of Class
                        ----------------                              ------------------         --------

(i)    Ralph T. Hurley...................................                   85,500                15.86%
       Rt. 2 Box 157
       Sneedville, TN  37869

       William E. Phillips(1)............................                   22,475                 4.17
       312 Main Street
       Rogersville, TN 37857

(ii)   William E. Phillips(1)............................                   22,475                 4.17
       Lawrence E. Gray(2)...............................                   18,621                 3.45
       Shirley A. Price..................................                    7,957                 1.47
       Reed D. Matney....................................                    8,363                 1.55
       Leon Gladson......................................                    3,703                    *
       Eddie Freeman.....................................                    1,872                    *
       G. Douglas Price(3)...............................                   15,914                 2.95
       Gary E. Varnell(4)................................                   16,240                 3.01
       Scott F. Collins..................................                    1,627                    *
       H. Lyons Price....................................                    6,145                 1.14
       George L. Brooks..................................                    6,145                 1.14
       M. Carlin Greene..................................                   14,218                 2.64
       Dr. Truett H. Pierce(5)...........................                   12,251                 2.27
       Neil D. Miller....................................                   11,130                 2.06

(iii)  Directors and executive officers as a group (14                     146,661                27.19%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We expect to have in the future banking and other business transactions in the ordinary course of our banking business with directors, officers, and 10% beneficial owners of Volunteer and their affiliates, including members of their families, or corporations, partnerships, or other organizations in which these officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Any such banking transactions will not involve more than the normal risk of collectibility nor present other unfavorable features to Volunteer or the Bank.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit
Number     Description
------     -----------

  3.1      Articles of Incorporation of Volunteer Bancorp, Inc., as amended*

  3.2      Bylaws of Volunteer Bancorp, Inc.*

 21.1      List of Subsidiaries

 23.1      Consent of Welch & Associates, Ltd.

 27        Financial Data Schedule (For SEC use only)

 * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form SB-1, Registration No. 33-94050.

(2) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                             Rogersville, Tennessee

                        Consolidated Financial Statements

                           And Additional Information

                           December 31, 1999 and 1998

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Volunteer Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


January 19, 2000
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                                                       1999           1998
                                                                      ------          -----
                             ASSETS

Cash and due from banks (note 11)                                $   8,031,055     $ 2,287,388
Federal funds sold                                                     575,290       4,515,263
                                                                 -----------------------------
   Cash and cash equivalents                                         8,606,345       6,802,651
Investment securities available for sale (amortized
   cost of $27,045,786 and $25,883,100, respectively) (note 2)      25,691,141      26,088,100
Investment securities held to maturity (estimated market
   value of $1,035,343 and $1,372,927, respectively) (note 2)        1,097,629       1,362,477
Loans, less allowance for possible loan losses of $842,328 and
  $810,563 in 1999 and 1998, respectively (note 3)                  66,732,428      58,214,045
Accrued interest receivable                                          1,028,360         905,237
4,116,851and equipment, net (note 4)                                 4,074,250
Other real estate                                                      344,850          51,923
Deferred income taxes (note 9)                                         607,860          23,204
Goodwill (note 1)                                                      167,025         184,908
Other assets                                                           119,844          91,799
                                                                 -----------------------------
    Total assets                                                 $ 108,469,732     $97,841,195
                                                                 =============================


              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (notes 2 and 5)
   Non-interest bearing                                          $   11,072,70     $ 9,991,890
   Interest bearing                                                 83,751,347      77,673,242
                                                                 -----------------------------
      Total deposits                                                94,824,047      87,665,132
Accrued interest payable                                               851,394         939,899
FHLB advances (note 7)                                               4,500,000           --
Securities sold under repurchase agreements (note 17)                1,321,090       1,462,130
Other accrued taxes, expenses  and liabilities                          93,262         328,469
Long-term debt (note 6)                                              2,790,000       3,045,000
                                                                 -----------------------------
     Total liabilities                                             104,379,793      93,440,630
                                                                 -----------------------------
Commitments and contingent liabilities (note 10)

Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares
        authorized, 539,027 shares issued and outstanding                5,390           5,390
   Additional paid-in capital                                        1,916,500       1,916,500
   Retained earnings                                                 3,007,929       2,351,576
   Accumulated other comprehensive income (note 1)                    (839,880)        127,099
                                                                 -----------------------------
     Total stockholders' equity                                      4,089,939       4,400,565
                                                                 -----------------------------
        Total liabilities and stockholders' equity               $ 108,469,732     $97,841,195
                                                                 =============================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------



                                                                      1999          1998
                                                                     ------         -----
Interest income:
    Interest and fees on loans                                    $6,082,587      $5,362,173
    Interest on federal funds                                        102,471         302,849
    Interest on investment securities:
           Taxable                                                 1,531,867       1,276,541
           Exempt from Federal income tax                            187,233          75,605
                                                                  --------------------------
              Total interest income                                7,904,158       7,017,168
                                                                  --------------------------

Interest expense:
    Interest on deposits                                           3,960,862       3,674,533
    Interest on other borrowed funds                                 352,990         336,284
                                                                  --------------------------
              Total interest expense                               4,313,852       4,010,817
                                                                  --------------------------
Net interest income                                                3,590,306       3,006,351
Provisions for possible loan losses (note 3)                         240,000         240,000
                                                                  --------------------------
Net interest income after provision for possible loan losses       3,350,306       2,766,351
                                                                  --------------------------

Non-interest income:
    Service charges on deposit accounts                              204,185         149,560
    Other fees and commissions                                       106,561          89,025
    Securities gains (note 2)                                         40,742          37,318
    Other non-interest income                                         29,896          36,042
                                                                  --------------------------
              Total non-interest income                              381,384         311,945
                                                                  --------------------------

Non-interest expense:
    Salaries and employee benefits (note 8)                        1,434,578       1,251,557
    Occupancy expenses, net                                          222,454         197,388
    Furniture and equipment expense                                  315,221         263,416
    Other non-interest expense (note 8)                              686,793         658,810
                                                                  --------------------------
              Total non-interest expense                           2,659,046       2,371,171
                                                                  --------------------------

              Net earnings before income taxes                     1,072,644         707,125

Income tax expense (note 9)                                          362,388         252,284
                                                                  --------------------------

Net income                                                        $  710,256      $  454,841
                                                                  ==========================

Income per common share                                           $     1.32      $     0.84
                                                                  ==========================

Common shares outstanding                                            539,027         539,027
                                                                  ==========================




           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                                                                            Accumulated
                                              Common                                           Other
                                               Stock          Additional                       Compre-
                                 Common       Stated           Paid-In         Retained        hensive
                                 Shares        Value           Capital         Earnings        Income             Total
                                 ------        -----           -------         --------        ------             -----

Balance January 1,1998           539,027        $5,390        $1,916,500     $ 1,896,735       $  52,079       $ 3,870,704
Net income                          --            --                --           454,841            --             454,841
Other comprehensive
 income                             --            --                --              --            75,020            75,020
                                 ------------------------------------------------------------------------------------------
Balance December 31, 1998        539,027         5,390         1,916,500       2,351,576         127,099         4,400,565
Net income                          --            --                --           710,256            --             710,256
Dividends declared                  --            --                --           (53,903)           --             (53,903)
Other comprehensive
 income (loss)                      --            --                --              --          (966,979)         (966,979)
                                 ------------------------------------------------------------------------------------------
Balance December 31,1999         539,027        $5,390        $1,916,500     $ 3,007,929       $(839,880)      $ 4,089,939
                                 ==========================================================================================





           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                                                                  1999               1998
                                                                                  ----               ----
Cash Flows from Operating Activities:
   Net income                                                                $    710,256       $    454,841
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Deferred income taxes                                                          8,009            (90,736)
     Provision for loan losses                                                    240,000            240,000
     Provision for depreciation and amortization                                  248,385            236,925
     Securities (gain)                                                            (40,742)           (37,318)
     FHLB stock dividends                                                         (20,200)              --
     (Increase) in interest receivable                                           (123,123)           (85,727)
     (Increase) decrease  in other assets                                        (320,972)             3,957
     (Decrease) increase in other liabilities                                    (323,712)           483,308
                                                                             --------------------------------
  Net cash provided by operating activities                                       377,901          1,205,250
                                                                             --------------------------------

Cash Flows from Investing Activities:
    Purchase of investment securities held to maturity                               --           (2,975,686)
    Proceeds from calls and maturity of held to maturity securities               264,848          2,699,156
    Purchase of investment securities available for sale                      (11,325,770)       (23,024,574)
    Proceeds from calls and maturities of available for sale securities         4,664,861         10,792,245
    Proceeds from sale of available for sale securities                         5,559,166          3,410,361
    Net (increase) in loans                                                    (8,758,383)       (10,644,175)
    Capital expenditures                                                         (187,901)          (688,702)
                                                                              --------------------------------
  Net cash (used) in investing activities                                      (9,783,179)       (20,431,375)
                                                                             --------------------------------

Cash Flows from Financing Activities:
    Net increase in demand deposits, NOW accounts,
      IRA and savings accounts                                                  3,608,080          4,884,189
    Net increase in certificates of deposit                                     3,550,835         13,693,554
    Net (decrease) increase in securities sold under
       repurchase agreements                                                     (141,040)           245,451
    FHLB advances                                                               4,500,000               --
    Dividends paid                                                                (53,903)              --
    Repayment of long-term debt                                                  (255,000)          (220,000)
                                                                             --------------------------------
   Net cash provided by financing activities                                   11,208,972         18,603,194
                                                                              --------------------------------
Increase (decrease) in cash and cash equivalents                                1,803,694           (622,931)
Cash and cash equivalents beginning of year                                     6,802,651          7,425,582
                                                                             --------------------------------
Cash and cash equivalents end of year (note 1)                               $  8,606,345       $  6,802,651
                                                                             ================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:

      Interest                                                               $  4,402,357       $  3,791,760
                                                                             =====================-==========
      Income taxes                                                           $    461,692       $    209,635
                                                                             ======================-=========



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                             1999            1998
                                                             ----            ----
Net income                                               $   710,256       $ 454,841
                                                         ---------------------------
Other comprehensive income, before tax:

  Unrealized (losses) gains on securities available
  for sale:
    Unrealized holding (losses) gains arising
     during the period                                    (1,600,386)        158,319
    Less: reclassification adjustment for gains
     included in income                                       40,742         (37,318)
                                                         ----------------------------
Other comprehensive (loss) income                         (1,559,644)        121,001
    Income taxes related to other comprehensive
     (loss) income                                           592,665         (45,981)
                                                         ----------------------------
  Other comprehensive (loss) income, net of
     income taxes                                           (966,979)         75,020
                                                         ----------------------------
Total comprehensive (loss) income                        $  (256,723)      $ 529,861
                                                         ============================







           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

         The accounting policies of Volunteer Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the significant policies.

      a. Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary, Citizens Bank of East Tennessee (the "Bank"), formerly known as Citizens Bank of Sneedville, of which the Company owns 133,300 (100.0%) shares of the Bank's 133,300 issued and outstanding shares of voting common stock at December 31, 1999 and 1998. All material inter-company accounts and transactions have been eliminated in consolidation.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

         The Company and the Bank file consolidated income tax returns. Therefore, the provision arising from the operations of the Bank is payable to the Company as the amounts are utilized in the consolidated income tax returns. The amount due the Company at December 31, 1999 and 1998 was approximately $28,000.

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

     j.  Advertising Cost

         All advertising costs are expensed when incurred. Other advertising expense was $36,636 and $65,797 for the years ended December 31, 1999 and 1998, respectively. There was no direct-response advertising costs incurred for 1999 or 1998.

     k.  Stock Based Compensation

         During 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." The Company utilizes the fair value method of determining compensation for stock based plans wherein compensation cost is measured at the grant date at fair value and is recognized over the service period.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

2.   Investment Securities

     The carrying value of investment securities classified as available for sale at December 31, are as follows:


                                                                   Available for Sale
                                                     -----------------------------------------------
                                                                   December 31, 1999
                                                                   -----------------

                                                              Gross              Gross
                                           Amortized        Unrealized         Unrealized        Carrying
                                             Cost             Gains              Losses           Value
                                             ----             -----              ------           -----

Securities of U.S. Treasury              $ 1,504,493      $     1,215       $    (14,684)      $ 1,491,024

Securities of U.S. Government
   agencies                               20,166,827            2,461         (1,132,588)       19,036,700

Corporate bonds                              631,812             --                 --             631,812

Obligations of states and political
    subdivisions                           4,433,954             --             (211,049)        4,222,905

Restricted securities:
  Federal Home Loan Bank stock               308,700             --                 --             308,700
                                         ------------------------------------------------------------------
                                         $27,045,786      $     3,676       $ (1,358,321)      $25,691,141
                                         ==================================================================



                                                                    Available for Sale
                                                    -------------------------------------------
                                                                    December 31, 1998
                                                                    -----------------

                                                            Gross            Gross
                                           Amortized      Unrealized       Unrealized         Carrying
                                             Cost           Gains            Losses             Value
                                             ----           -----            ------             -----
Securities of U.S. Treasury              $ 3,416,093      $  59,982       $       --         $ 3,476,075

Securities of U.S. Government
   agencies                               18,072,976         84,047            (30,156)       18,126,867

Obligations of states and political
   subdivisions                            4,132,232         94,640             (3,514)        4,223,358

Restricted securities:
  Federal Home Loan Bank stock               261,800           --                 --             261,800
                                         ----------------------------------------------------------------
                                         $25,883,101      $ 238,669       $    (33,670)      $26,088,100
                                         ================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

     The amortized cost and approximate market value of investment securities classified as held to maturity at December 31, follows:

                                                               Held to Maturity
                                                  ---------------------------------------
                                                               December 31, 1999
                                                               -----------------

                                                            Gross        Gross        Estimated
                                             Amortized    Unrealized   Unrealized       Market
                                                Cost         Gains       Losses         Value
                                                ----         -----       ------         -----

Securities of U.S. Government agencies      $1,097,629      $4,978      $(67,264)      $1,035,343
                                            ======================================================


                                                               Held to Maturity
                                                -----------------------------------------
                                                               December 31, 1998
                                                               -----------------

                                                             Gross       Gross         Estimated
                                             Amortized     Unrealized  Unrealized        Market
                                                Cost         Gains       Losses          Value
                                                ----         -----       ------          -----

Securities of U.S. Government agencies      $1,362,477      $10,450     $  --          $1,372,927
                                            ======================================================


     The components of the net unrealized (loss) gain on investment securities available for sale at December 31, recorded as a component of stockholders' equity are as follows:


                                                                1999             1998
                                                                ----             ----
                  Gross unrealized gains                  $       3,676     $   238,669
                  Gross unrealized losses                    (1,358,321)        (33,670)
                                                          -------------------------------
                  Gross unrealized (loss) gain, net          (1,354,645)        204,999
                  Deferred tax effect                           514,765         (77,900)
                                                          -------------------------------
                  Net unrealized (loss) gain              $    (839,880)    $   127,099
                                                          ===============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

     The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                               Available for Sale                Held to maturity
                                               ------------------                ----------------

                                                             Estimated                       Estimated
                                           Amortized           Market         Amortized        Market
                                              Cost             Value             Cost          Value
                                              ----             -----             ----          -----

     Due in one year or less                $ 1,089,512      $ 1,088,134      $      299      $      299

     Due after one year and through
         five years                           4,732,537        4,610,441          98,500         103,478

     Due after five years and through
         ten years                           18,308,144       17,202,300         998,830         931,566

     Due after ten years                      2,606,893        2,481,566            --              --
                                            -------------------------------------------------------------
                                            $26,737,086      $25,382,441      $1,097,629      $1,035,343
                                            =============================================================


     The following table presents the gross realized gains and losses on investment securities transactions for the years ended December 31, 1999 and 1998.


                                             Realized gains        Realized Losses
                                         ---------------------    ------------------

                                           1999         1998        1999     1998
                                           ----         ----        ----     ----

     Available for sale securities        $40,745      $ 36,475       $(3)    $  --

     Held to maturity securities             --             843        --        --
                                          ------------------------------------------
                                          $40,745      $ 37,318       $(3)    $  --
                                          ==========================================

     At December 31, 1999 a net gain of $40,742 was realized, or a gain of $25,276 net of a tax expense of $15,466. At December 31, 1998, a net gain of $37,318 was realized, or a gain of $23,152 net of a tax expense of $14,166.

     Investment securities with amortized cost of approximately $14,402,000 and market value of approximately $13,650,000 at December 31, 1999 were pledged to secure public deposits and for other purposes required or permitted by law. In 1998, investment securities with amortized cost of approximately $13,489,000 and market value of approximately $13,626,000 were pledged.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

     Loans, less allowance for possible loan losses at December 31, are summarized as follows:


                                                     1999              1998
                                                     ----              ----
     Commercial, financial and agricultural       $ 8,661,030      $ 7,989,632
     Real estate - construction                     7,271,025        5,597,515
     Real estate - mortgage                        37,342,128       32,684,835
     Consumer                                      13,946,048       12,874,979
     Other                                            420,001           82,688
                                                   ----------------------------
                                                   67,640,232       59,229,649
     Less unearned interest                            65,476          205,041
                                                  -----------------------------
                                                   67,574,756       59,024,608
     Less allowance for possible loan losses          842,328          810,563
                                                  -----------------------------
                                                  $66,732,428      $58,214,045
                                                  =============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


     Loans at December 31, 1999 are scheduled to mature as follows:


                             Commercial,
                             Financial &     Real Estate      Real Estate
                            Agricultural    Construction       Mortgage         Consumer         Other
                            ------------    ------------       --------         --------         -----

     One year  or less       $6,316,022      $6,929,024      $12,691,044      $ 4,997,017      $412,001
     After one through
       five years             1,985,007         253,001       14,830,050        8,743,031         8,000
     After five years
      through ten years         360,001            --          1,612,006          206,000          --
     After ten years               --            89,000        8,209,028             --            --
                             --------------------------------------------------------------------------

     Total                   $8,661,030      $7,271,025      $37,342,128      $13,946,048      $420,001
                             ===========================================================================

     At December 31, 1999, fixed and variable rate loans were as follows:


                  Fixed rate loans           $    47,486,112
                  Variable rate loans             20,154,120
                                             ---------------
                                             $    67,640,232
                                             ===============


     Non-performing assets at December 31, were as follows:

                                                     1999             1998
                                                     ----             ----
         Loans past due over 90 days           $    221,180       $  418,124
         Non-accrual loans                          264,348           19,163
         Other real estate owned                    344,850           51,923
                                               -----------------------------
                                               $    830,378       $  489,210
                                               =============================



     Foregone interest income on the above non-accrual loans was $11,341 and $3,979 at December 31, 1999 and 1998, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

     At December 31, 1999 and 1998, the Bank had loans to its executive officers, directors and their affiliates of $1,300,692 and $1,125,486, respectively. At December 31, 1999 and 1998, the Bank had commitments to extend credit to its executive officers, directors and their affiliates of $1,143,280 and $1,336,928, respectively. All such loans and commitments were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. An analysis of related party loans from January 1 to December 31 is as follows:


                                            1999              1998
                                            ----              ----

          Balance January 1             $ 1,125,486       $   771,400
          Payments received                (519,346)         (583,705)
          Advances made                     694,552           937,791
                                        ------------------------------
          Balance December 31           $ 1,300,692       $ 1,125,486
                                        ==============================


     Transactions in the allowance for possible loan losses of the Bank for the years ended December 31, are summarized as follows:


                                                          1999            1998
                                                          ----            ----
          Balance - beginning of year                  $ 810,563       $ 660,336
          Provisions charged to operating expense        240,000         240,000
          Loans charged-off                             (215,341)        (95,005)
          Recoveries                                       7,106           5,232
                                                       --------------------------
          Balance - end of year                        $ 842,328       $ 810,563
                                                       ==========================


     As of December 31, 1999 and 1998, the Bank's recorded investment in impaired loans and disclosures related thereto were not material.

4.   Premises and Equipment, Net

     The detail of premises and equipment, net at December 31, is as follows:


                                                  1999            1998
                                                  ----            ----
          Land                               $   642,257      $   486,668
          Buildings                            3,080,586        3,081,470
          Furniture and equipment              1,296,631        1,285,407
                                             -----------------------------
                                               5,019,474        4,853,545
          Less accumulated depreciation          945,224          736,694
                                             -----------------------------
                                             $ 4,074,250       44,116,851
                                             =============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


     Depreciation related to premises and equipment for the years ended December 31, 1999 and 1998 was $230,502 and $219,042, respectively.

     The Bank leases two parcels of real estate in Rogersville . One parcel is leased through April 1, 2000, with an option to renew for two additional years. The other parcel is leased on an annual basis with one year renewal options through May 1, 2000. In addition, certain computer and other equipment was leased during 1999 under various long term operating leases. Total rental expense for these leases was $107,023 and $40,445 for December 31, 1999 and 1998, respectively.

     Future minimum rental commitments under noncancellable leases are as follows:


                     Year        Amount
                     ----        ------
                     2000        77,487
                     2001        75,387
                     2002        55,538
                               --------
                    Total      $208,412
                               ========



5.   Deposits

     Deposits at December 31, are summarized as follows:


                                                           1999             1998
                                                           ----             ----

        Demand deposits                                $11,072,700      $ 9,991,890

        NOW and money market accounts                   16,213,017       14,837,878

        Savings                                          4,395,920        3,602,455

        Individual retirement accounts                   2,522,034        2,163,368

        Certificates of deposits - under $100,000       44,525,276       41,564,463

        Certificates of deposits - over $100,000        16,095,100       15,505,078
                                                       ----------------------------
                                                       $94,824,047      $87,665,132
                                                       ============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


     The amounts and scheduled maturities of certificate accounts at December 31, are as follows:


                                                             1999            1998
                                                             ----            ----

                Within one year                       $  53,932,335    $  51,086,589
                After one but within two years            6,564,041        5,254,958
                After two but within three years             41,000          727,994
                After three but within four years            11,000            --
                After four but within five years             72,000            --
                                                      ------------------------------
                                                      $   60,620,376   $  57,069,541
                                                      ==============================


     Demand deposits reclassified as loans (overdrafts) aggregated approximately $37,000 and $12,600 at December 31, 1999 and 1998, respectively.

     Deposits of executive officers, directors and their affiliates aggregated approximately $1,898,000 and $1,132,000 at December 31, 1999 and 1998,
     respectively.

6.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $2,790,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three- months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 1999 the rate on the note was 8.135% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter as follows:


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


7.   FHLB Advances

     FHLB advances at December 31, 1999 represent short term advances with three month maturities and bear an average rate of 5.57%. The Bank is required to maintain eligible collateral representing 150 percent of the current outstanding balance of all advances. At December 31, 1999, eligible collateral was pledged to secure advances as follows:


                  FHLB advances           $  4,500,000
                                          ============
                  Pledged collateral      $  6,750,000
                                          ============


8.   Other Non-Interest Expenses

     The major components of other non-interest expense at December 31, are summarized as follows:


                                                       1999             1998
                                                       ----             ----
         Directors fees                          $    52,200        $  49,800
         Advertising                                  36,636           65,798
         Professional services                        72,411           96,493
         Postage and courier                          55,806           54,219
         Stationary and printing                      47,505           64,784
         Other                                       422,235          327,716
                                                 ----------------------------
           Total other non-interest expense      $   686,793        $ 658,810
                                                 ============================


     The increase in salaries and employee benefits, occupancy expense, furniture and equipment expenses and other non-interest expense for 2000 is due primarily to the increased costs associated with the growth of the Bank.

9.   Income Taxes

     The components of income tax expense are as follows:


                                               1999             1998
                                               ----             ----
           Current                        $     354,379   $    343,020
           Deferred                               8,009        (90,736)
                                          -----------------------------
                                          $     362,388   $    252,284
                                          =============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


     The sources of deferred income taxes and the tax effect of each are as follows:


                                               1999            1998
                                               ----            ----
          Accrual to cash conversion          $  8,158       $(51,747)
          Provision for loan losses            (12,039)       (57,045)
          Accelerated depreciation              13,507         11,235
          FHLB stock dividends                   7,668           --
          Other, net                            (9,285)         6,821
                                              ------------------------
                                              $  8,009       $(90,736)
                                              ========================


     A reconciliation of the provision for income taxes as shown in the statements of earnings with that which would be computed by applying the statutory Federal income tax rate of 34 percent to income before income taxes is as follows:


                                                          1999           1998
                                                          ----           ----
        Tax expense at statutory rate                   $ 364,700       $ 240,422
        Increase (decrease) in taxes resulting from:
          Tax-exempt interest                             (55,949)        (23,821)
          Amortization of goodwill                          6,080           6,080
          State income taxes net of
             Federal income tax                            43,344          28,804
          Other, net                                        4,213             799
                                                        -------------------------
                                                        $ 362,388       $ 252,284
                                                        =========================

     The components of the net deferred tax asset/liability recognized by the Company at December 31, are as follows:

                                                                 1999        1998
                                                                 ----        ----

        Deferred tax liabilities:
          FHLB stock dividends                                $  (7,668)   $    --
          Unrealized gain on securities available for sale         --        (77,900)
          Accumulated depreciation                              (63,704)     (50,197)
          Other, net                                               --         (4,031)
                                                              -----------------------
               Total liabilities                                (71,372)    (132,128)
                                                              -----------------------
        Deferred tax assets:
          Accrual to cash conversion                              6,017       14,175
          Allowances for loan losses                            153,196      141,157
          Unrealized loss on securities available for sale      514,765         --
          Other, net                                              5,254         --
                                                              ----------------------
                Total assets                                    679,232      155,332
                                                              ----------------------
        Net deferred tax asset/liability                      $ 607,860    $  23,204
                                                              ======================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


10.  Commitments and Contingencies

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

     The following table summaries the Company's significant commitments and contingent liabilities at December 31:


                                                 1999             1998
                                                 ----             ----
        Commitments to extend credit          $6,335,646      $6,207,812
        Standby letters of credit                 91,825          82,000
                                              --------------------------
                                              $6,427,471      $6,289,812
                                              ==========================


     In the opinion of management, no material adverse effect on the financial position of the Company and its subsidiary is anticipated as a result of these items.

11.  Restricted Cash

     The Bank is required to maintain a minimum cash reserve with the Federal Reserve Bank and/or in vault cash. The minimum requirement at December 31, 1999 and 1998 was $426,000 and $402,000, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


12.  Stockholder's Equity

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

13.  Regulatory Matters

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



                                                              December 31, 1999
                                                  -------------------------------------------
                                           Capital Adequacy                      Prompt Corrective Action
                                    ----------------------------               -----------------------------

                                    Required              Actual               Required               Actual
                                    --------              ------               --------               ------
(In Thousands)                Amount     Ratio      Amount      Ratio      Amount     Ratio      Amount      Ratio
                              ------     -----      ------      -----      ------     -----      ------      -----
Tier I Capital (to
     average assets)          $4,333      4.00%     $7,466       6.90%     $4,333      4.00%     $7,466       6.90%
                              ======    ======      ======     ======      ======     =====      ======     ======
Tier I Capital (to risk-
      weighted assets)        $2,672      4.00%     $7,466      11.18%     $2,672      4.00%     $7,466      11.18%
                              ======    ======      ======     ======      ======     =====      ======     ======
Total Capital (to risk-
     weighted assets)         $5,343      8.00%     $8,301      12.43%     $5,343      8.00%     $8,301      12.43%
                              ======    ======      ======     ======      ======     =====      ======     ======


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                                                December 31, 1998
                                                ------------------------------------------------

                                           Capital Adequacy                         Prompt Corrective Action
                                   -------------------------------               -------------------------------

                                   Required                 Actual               Required                 Actual
                                   --------                 ------               --------                 ------
(In Thousands)                Amount      Ratio       Amount      Ratio      Amount      Ratio       Amount      Ratio
                              ------      -----       ------      -----      ------      -----       ------      -----
Tier I Capital (to
     average assets)          $3,825      4.00%      $7,046       7.37%      $3,825       4.00%      $7,046       7.37%
                              ======     =====       ======     ======       ======      =====       ======     ======
Tier I Capital (to risk-
      weighted assets)        $2,377      4.00%      $7,046      11.86%      $2,377       4.00%      $7,046      11.86%
                              ======     =====       ======     ======       ======      =====       ======     ======
Total Capital (to risk-
     weighted assets)         $4,754      8.00%      $7,790      13.11%      $4,754       8.00%      $7,790      13.11%
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

     Management believes, as of December 31, 1999, that the Bank and Company meet all capital requirements to which they are subject. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


14.  Condensed Financial Information

     Following is condensed financial information of Volunteer Bancorp, Inc. (Parent Company Only):

                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                            Condensed Balance Sheets


                                                        December 31
                                                -------------------------

                                                  1999              1998
                                                  ----              ----
Assets:
      Cash                                    $   88,708        $   82,458
      Investment in subsidiary                 6,626,162         7,173,016
      Goodwill                                   167,025           184,908
      Deferred income taxes                       10,703            14,267
      Tax benefit receivable                      27,627            28,471
                                              ----------------------------
                                              $6,920,225        $7,483,120
                                              ============================

Liabilities and stockholders' equity
      Long-term debt                          $2,790,000        $3,045,000
      Accrued interest payable                    40,286            37,555
      Stockholders' equity                     4,089,939         4,400,565
                                              ----------------------------
                                              $6,920,225        $7,483,120
                                              ============================


                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                        Condensed Statements of Earnings


                                                            Years Ended December 31
                                                            -----------------------

                                                              1999           1998
                                                              ----           ----
      Income:
         Dividends from subsidiary                          $460,028      $ 240,721
                                                            ------------------------
      Expenses:
         Interest                                            207,756        235,528
         Professional services                                43,984         53,275
         Other expenses                                       11,167         10,990
                                                            ------------------------
            Total expense                                    262,907        299,793
                                                            ------------------------
         Income (loss) before tax benefit and equity in
            undistributed subsidiary income                  197,121        (59,072)
         Tax benefit                                          93,010        107,020
         Equity in undistributed subsidiary income           420,125        406,893
                                                            ------------------------
            Net income                                      $710,256      $ 454,841
                                                            ========================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                       Condensed Statements of Cash Flows


                                                               Years Ended December 31
                                                               -----------------------

                                                                 1999          1998
                                                                 ----          -----
        Operating Activities:
           Net income (loss)                                  $ 710,256     $ 454,841
           Adjustment to reconcile net income to net cash
              provided by operating activities:
           Equity in undistributed subsidiary earnings         (420,125)     (406,893)
           Deferred income taxes                                  3,564         1,961
           Amortization                                          17,883        17,883
           Decrease in other assets                                 844        59,782
           Increase (decrease) in other liabilities               2,731        (5,195)
                                                              ------------------------
           Net cash provided (used) by operating activities     315,153       122,379
                                                              ------------------------
        Financing activities:
           Dividends paid                                       (53,903)         --
           Repayment of note payable                           (255,000)     (220,000)
                                                              ------------------------
           Net cash(used) provided by financing activities     (308,903)     (220,000)
                                                              ------------------------
        Change in cash and equivalents                            6,250       (97,621)
        Cash and equivalents - beginning                         82,458       180,079
                                                              ------------------------
        Cash and equivalents - ending                         $  88,708     $  82,458
                                                              ========================


                             Volunteer Bancorp, Inc.
                              (Parent company only)
                  Condensed Statements of Comprehensive Income


                                                               Years Ended December 31
                                                               -----------------------

                                                                   1999        1998
                                                                   ----        ----

        Net income                                              $ 710,256    $454,481
                                                                ---------------------

        Other comprehensive income:
          Company's share of subsidiary's other comprehensive
            (loss) income, net of tax                            (966,979)     75,020
                                                                ---------------------

        Total comprehensive (loss) income                       $(256,723)   $529,501
                                                                =====================


     The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow for the Company, to pay dividends and service Company debt, are dividends from its banking subsidiary. There are statutory and regulatory limitations on the payment of dividends from banking subsidiaries to their parent companies as well as statutory and regulatory restrictions on the payment of dividends by the Company (note 12 and 13).

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


15.  Fair Value of Financial Instruments

     The fair value of financial instruments at December 31, are as follows:


                                                1999                              1998
                                                ----                              ----

                                     Carrying           Fair            Carrying          Fair
                                       Value            Value             Value           Value
                                       -----            -----             -----           -----
Financial assets:

    Cash and due from banks        $  8,031,055      $  8,031,055      $ 2,287,388      $ 2,287,388

    Federal funds sold                  575,290           575,290        4,515,263        4,515,263

    Investment securities:           26,788,770        26,726,484       27,450,577       27,461,027

    Loans, net                       66,732,428        65,878,125       58,214,045       58,145,300
                                   -----------------------------------------------------------------
                                   $102,127,543      $101,210,954      $92,467,273      $92,408,978
                                   =================================================================
Financial liabilities:

    Deposits                       $ 94,824,047      $ 94,945,727      $87,665,132      $87,924,335

    Securities sold under
      repurchase agreements           1,321,090         1,321,090        1,462,130        1,462,130

    FHLB advances                     4,500,000         4,500,000           --               --
    Long-term debt                    2,790,000         2,790,000        3,045,000        3,045,000
                                   -----------------------------------------------------------------
                                   $103,435,137      $103,556,817      $92,172,262      $92,431,465
                                   =================================================================
Unrecognized financial
    instruments:

    Commitments to extend
        credit                     $     --          $     --          $    --          $    --

    Standby letters of credit      $     --          $     --          $    --          $    --
                                   -----------------------------------------------------------------
                                   $     --          $     --          $    --          $    --
                                   =====================================================-===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

         FHLB advances:

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


16.  Profit-Sharing Plan

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

     The Board of Directors has discretion in establishing the amount of the Bank's contributions to the plan, if any. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $10,000 per year. The participants are fully vested in any voluntary contributions they make. The Bank contributed $7,588 to the plan for the year ended December 31, 1999. The Bank did not make any contributions to the plan for the year ended December 31, 1998.

17.  Securities Sold Under Repurchase Agreements

     At December 31, 1999 and 1998, the book value of the securities sold under repurchase agreements, including accrued interest, was $2,255,041 and $1,808,718, respectively. The maximum amount outstanding during 1999 and 1998 was $1,861,726 and $1,790,341, respectively. The daily average of outstanding agreements during 1999 and 1998 was $1,643,233 and $1,680,071, respectively. The securities underlying the agreements are maintained under the Bank's control.

18.  Reclassification

     Certain reclassifications have been made to the December 31, 1998 financial statements in order to conform with the presentation of the December 31, 1999 financial statements.

19.  Impact of Recently Issued Accounting Standards

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


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



                                    First         Second          Third           Fourth
                                   Quarter        Quarter        Quarter         Quarter          Year
                                --------------------------------------------------------------------------
                                                                    1999
                                --------------------------------------------------------------------------
Total interest income           $1,865,059      $1,961,650      $2,021,179      $2,056,270      $7,904,158

Net interest income                826,968         907,353         948,889         907,096       3,590,306

Provision for loan losses           60,000          60,000          60,000          60,000         240,000

Non-interest income                112,042          91,870          90,094          87,378         381,384

Non-interest expense               671,479         647,997         651,014         688,554       2,659,044

Income before income taxes         207,531         291,226         327,969         245,920       1,072,646
  (benefit) expense

Net income                      $  141,016      $  192,507      $  209,277      $  167,456      $  710,256
                                ==========================================================================

Common shares outstanding          539,027         539,027         539,027         539,027         539,027
                                ==========================================================================
Net income per
  common share outstanding      $     0.26      $     0.36      $     0.39      $     0.31      $     1.32
                                ==========================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                    First         Second           Third          Fourth
                                   Quarter        Quarter         Quarter         Quarter          Year
                                --------------------------------------------------------------------------
                                                                      1998
                                --------------------------------------------------------------------------
Total interest income           $1,586,534      $1,723,426      $1,830,710      $1,876,498      $7,017,168

Net interest income                669,556         740,739         788,820         807,236       3,006,351

Provision for loan losses           60,000          60,000          60,000          60,000         240,000

Non-interest income                 64,462          74,471          86,321          86,691         311,945

Non-interest expense               570,462         600,828         587,172         612,709       2,371,171

Income before income taxes
  (benefit)                        103,556         154,382         227,969         221,218         707,125

Net income                      $   60,009      $  101,255      $  148,048      $  145,529      $  454,841
                                ==========================================================================

Common shares outstanding          539,027         539,027         539,027         539,027         539,027
                                ==========================================================================
Net income per
  common share outstanding      $     0.11      $     0.19      $     0.27      $     0.27      $     0.84
                                ==========================================================================


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



January 19, 2000
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 1999
--------------------------------------------------------------------------------


                                    Volunteer        Citizens Bank                          Consolidated
                                    Bancorp,            of East                               Volunteer
                                      Inc.             Tennessee                            Bancorp, Inc
            ASSETS                  (Parent)         (Subsidiary)        Eliminations      and Subsidiary
            ------                  --------         ------------        ------------      --------------
Cash and due from banks            $   88,708        $  8,031,055        $   (88,708)        $  8,031,055

Federal funds sold                       --               575,290               --                575,290

Investment in subsidiary            6,626,162                --           (6,626,162)                --

Investment securities                    --            26,788,770               --             26,788,770

Loans, net                               --            66,732,428               --             66,732,428

Accrued interest receivable              --             1,028,360               --              1,028,360

Premises and equipment                   --             4,074,250               --              4,074,250

Goodwill                              167,025                --                 --                167,025

Deferred income taxes                  10,703             597,157               --                607,860

Other assets                           27,627             464,694            (27,627)             464,694
                                   -----------------------------------------------------------------------
     Total assets                  $6,920,225        $108,292,004        $(6,742,497)        $108,469,732
                                   =======================================================================


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                         $      --         $  94,912,755       $   (88,708)        $  94,824,047

  Long-term debt                     2,790,000                --                --               2,790,000

  Accrued interest payable              40,286             811,108              --                 851,394

  FHLB advances                           --             4,500,000              --               4,500,000

  Securities sold under
    repurchase agreements                 --             1,321,090              --               1,321,090

  Other liabilities                       --               120,889           (27,627)               93,262
                                   ------------------------------------------------------------------------
     Total liabilities               2,830,286         101,665,842          (116,335)          104,379,793
                                   ------------------------------------------------------------------------
Stockholders' equity:

  Capital stock                          5,390             666,500          (666,500)                5,390

  Additional paid-in capital         1,916,500           5,068,016        (5,068,016)            1,916,500

  Retained earnings                  3,007,929           1,731,526        (1,731,526)            3,007,929

  Accumulated other
    comprehensive income              (839,880)           (839,880)          839,880              (839,880)
                                   ------------------------------------------------------------------------
     Total stockholders' equity      4,089,939           6,626,162        (6,626,162)            4,089,939
                                   ------------------------------------------------------------------------
     Total liabilities and
        stockholders' equity       $ 6,920,225       $ 108,292,004       $(6,742,497)        $ 108,469,732
                                   ========================================================================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 1998
--------------------------------------------------------------------------------


                                    Volunteer        Citizens Bank                          Consolidated
                                     Bancorp,          of East                               Volunteer
                                      Inc.             Tennessee                            Bancorp, Inc
             ASSETS                 (Parent)         (Subsidiary)        Eliminations      and Subsidiary
             ------                 --------         ------------        ------------      --------------
Cash and due from banks            $   82,458        $ 2,287,388        $   (82,458)        $ 2,287,388

Federal funds sold                       --            4,515,263               --             4,515,263

Investment in subsidiary            7,173,016               --           (7,173,016)               --

Investment securities                    --           27,450,577               --            27,450,577

Loans, net                               --           58,214,045               --            58,214,045

Accrued interest receivable              --              905,237               --               905,237

Premises and equipment                   --            4,116,851               --             4,116,851

Goodwill                              184,908               --                 --               184,908

Deferred income taxes                  14,267              8,937               --                23,204

Other assets                           28,471            143,722            (28,471)            143,722
                                   ---------------------------------------------------------------------
     Total assets                  $7,483,120        $97,642,020        $(7,283,945)        $97,841,195
                                   =====================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                         $     --          $87,747,590        $   (82,458)        $87,665,132

  Long-term debt                    3,045,000               --                 --             3,045,000

  Accrued interest payable             37,555            902,344               --               939,899

  Securities sold under
    repurchase agreements                --            1,462,130               --             1,462,130

  Other liabilities                      --              356,940            (28,471)            328,469
                                   ---------------------------------------------------------------------
     Total liabilities              3,082,555         90,469,004           (110,929)         93,440,630
                                   ---------------------------------------------------------------------
Stockholders' equity:

  Capital stock                         5,390            666,500           (666,500)              5,390

  Additional paid-in capital        1,916,500          5,068,016         (5,068,016)          1,916,500

  Retained earnings                 2,351,576          1,311,401         (1,311,401)          2,351,576

  Accumulated other
    comprehensive income              127,099            127,099           (127,099)            127,099
                                   ---------------------------------------------------------------------
     Total stockholders' equity     4,400,565          7,173,016         (7,173,016)          4,400,565
                                   ---------------------------------------------------------------------
     Total liabilities and
        stockholders' equity       $7,483,120        $97,642,020        $(7,283,945)        $97,841,195
                                   =====================================================================


                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 1999
--------------------------------------------------------------------------------


                                                                Citizens                             Consolidated
                                              Volunteer           Bank                                Volunteer
                                              Bancorp,           of East                              Bancorp, Inc
                                                Inc.            Tennessee                                 and
                                              (Parent)        (Subsidiary)        Eliminations         Subsidiary
                                              --------        ------------        ------------         ----------
Interest income:

  Interest and fees on loans                $      --           $ 6,082,587         $      --           $6,082,587

  Interest on federal funds                        --               102,471                --              102,471

  Interest and dividends on
     investments:

    Taxable                                        --             1,531,867                --            1,531,867

    Exempt from federal income taxes               --               187,233                --              187,233
                                            -----------------------------------------------------------------------
      Total interest income                        --             7,904,158                --            7,904,158
                                            -----------------------------------------------------------------------
Interest expense:

  Interest on deposits                             --             3,960,862                --            3,960,862

  Interest on other borrowed funds              207,756             145,234                --              352,990
                                            -----------------------------------------------------------------------
    Total interest expense                      207,756           4,106,096                --            4,313,852
                                            -----------------------------------------------------------------------
Net interest income                            (207,756)          3,798,062                --            3,590,306

Provision for possible loan losses                 --               240,000                --              240,000
                                            -----------------------------------------------------------------------
Net interest income after loan
  provision                                    (207,756)          3,558,062                --            3,350,306
                                            -----------------------------------------------------------------------
Non-interest income:

  Equity in earnings of subsidiary              880,153                --              (880,153)              --

  Service charges                                  --               204,185                --              204,185

  Other income                                     --               177,199                --              177,199
                                             -----------------------------------------------------------------------
                                                880,153             381,384            (880,153)           381,384
                                            -----------------------------------------------------------------------
Non-interest expense:

  Salaries and benefits                            --             1,434,578                --            1,434,578
  Other                                          55,151           1,169,317                --            1,224,468
                                             -----------------------------------------------------------------------
                                                 55,151           2,603,895                --            2,659,046
                                             -----------------------------------------------------------------------
Income before taxes                             617,246           1,335,551            (880,153)         1,072,644

Income tax (benefit) expense                    (93,010)            455,398                --              362,388
                                            -----------------------------------------------------------------------
Net income                                  $   710,256         $   880,153         $  (880,153)        $  710,256
                                            =============================================================-=========


                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 1998
--------------------------------------------------------------------------------


                                                                Citizens                              Consolidated
                                            Volunteer            Bank                                   Volunteer
                                             Bancorp,            of East                              Bancorp, Inc
                                               Inc.             Tennessee                                 and
                                             (Parent)          (Subsidiary)        Eliminations        Subsidiary
                                             --------          ------------        ------------        ----------

Interest income:

  Interest and fees on loans                $      --           $ 5,362,173         $      --           $5,362,173

  Interest on federal funds                        --               302,849                --              302,849

  Interest and dividends on
    investments:

    Taxable                                        --             1,276,541                --            1,276,541

    Exempt from federal income taxes               --                75,605                --               75,605
                                            -----------------------------------------------------------------------
      Total interest income                        --             7,017,168                --            7,017,168
                                            -----------------------------------------------------------------------
Interest expense:

  Interest on deposits                             --             3,674,533                --            3,674,533

  Interest on other borrowed funds              235,528             100,756                --              336,284
                                            -----------------------------------------------------------------------
    Total interest expense                      235,528           3,775,289                --            4,010,817
                                            -----------------------------------------------------------------------
Net interest income                            (235,528)          3,241,879                --            3,006,351

Provision for possible loan losses                 --               240,000                --              240,000
                                            -----------------------------------------------------------------------
Net interest income after loan
   provision                                   (235,528)          3,001,879                --            2,766,351
                                            -----------------------------------------------------------------------
Non-interest income:

  Equity in earnings of subsidiary              647,614                --              (647,614)              --

  Service charges                                  --               149,560                --              149,560

  Other income                                     --               162,385                --              162,385
                                            -----------------------------------------------------------------------
                                                647,614             311,945            (647,614)           311,945
                                            -----------------------------------------------------------------------
Non-interest expense:

  Salaries and benefits                            --             1,251,557                --            1,251,557

  Other                                          64,265           1,055,349                --            1,119,614
                                            -----------------------------------------------------------------------
                                                 64,265           2,306,906                --            2,371,171
                                            -----------------------------------------------------------------------
Income before taxes                             347,821           1,006,918            (647,614)           707,125

Income tax (benefit) expense                   (107,020)            359,304                --              252,284
                                            -----------------------------------------------------------------------
Net income                                  $   454,841         $   647,614         $  (647,614)        $  454,841
                                            =======================================================================



                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 1999
--------------------------------------------------------------------------------


                                                                   Citizens                           Consolidated
                                               Volunteer             Bank                               Volunteer
                                                Bancorp,            of East                           Bancorp, Inc
                                                  Inc.             Tennessee                              and
                                                (Parent)          (Subsidiary)      Eliminations       Subsidiary
                                                --------          ------------      ------------       ----------
Cash Flows From Operating
      Activities

  Net income                                   $ 710,256         $    880,153         $(880,153)        $    710,256
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:

    Subsidiary earnings undistributed           (420,125)                --             420,125                 --
    Deferred income taxes                          3,564                4,445              --                  8,009
    Provision for loan losses                       --                240,000              --                240,000
    Depreciation and amortization                 17,883              230,502              --                248,385
    Securities (gains)                              --                (40,742)             --                (40,742)
    FHLB stock dividends                            --                (20,200)             --                (20,200)
    Decrease (increase) in other
     assets                                          844             (444,095)             (844)            (444,095)
    Increase in other liabilities                  2,731             (327,287)              844             (323,712)
                                               ----------------------------------------------------------------------
  Net cash provided by operating
      activities                                 315,153              522,776          (460,028)             377,901
                                               ----------------------------------------------------------------------
Cash Flows From Investing
     Activities:

    (Increase) in investment securities             --               (836,895)             --               (836,895)
    (Increase) in loans                             --             (8,758,383)             --             (8,758,383)
    Capital expenditures                            --               (187,901)             --               (187,901)
                                               ----------------------------------------------------------------------
  Net cash (used) by investing
      activities                                    --             (9,783,179)             --             (9,783,179)
                                               ----------------------------------------------------------------------
Cash Flows From Financing
      Activities:

    Increase in deposits                            --              7,165,165            (6,250)           7,158,915
    Increase in securities sold under
     repurchase agreements                          --               (141,040)             --               (141,040)
    FHLB advances                                   --              4,500,000              --              4,500,000
    Dividends paid                               (53,903)            (460,028)          460,028              (53,903)
    Repayment of long-term debt                 (255,000)                --                --               (255,000)
                                               ----------------------------------------------------------------------
  Net cash (used) provided from
     financing activities                       (308,903)          11,064,097           453,778           11,208,972
                                               ----------------------------------------------------------------------
Change in cash and equivalents                     6,250            1,803,694            (6,250)           1,803,694
Cash and equivalents - beginning                  82,458            6,802,651           (82,458)           6,802,651
                                               ----------------------------------------------------------------------
Cash and equivalents - ending                  $  88,708         $  8,606,345         $ (88,708)        $  8,606,345
                                               ======================================================================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 1998
--------------------------------------------------------------------------------


                                                                  Citizens                             Consolidated
                                               Volunteer            Bank                                Volunteer
                                                Bancorp,           of East                             Bancorp, Inc
                                                  Inc.            Tennessee                                and
                                                (Parent)         (Subsidiary)       Eliminations        Subsidiary
                                                --------         ------------       ------------        ----------

Cash Flows From Operating
   Activities

  Net income                                   $ 454,841         $    647,614         $(647,614)        $    454,841
  Adjustments to reconcile net
     income to net cash provided by
    operating activities:

    Subsidiary earnings undistributed           (406,893)                --             406,893                 --
    Deferred income taxes                          1,961              (92,697)             --                (90,736)
    Provision for loan losses                       --                240,000              --                240,000
    Depreciation and amortization                 17,883              219,042              --                236,925
    Securities (gains)                              --                (37,318)             --                (37,318)
    (Increase) in other assets                    59,782              (81,770)          (59,782)             (81,770)
    Increase in other liabilities                 (5,195)             428,721            59,782              483,308
                                               ----------------------------------------------------------------------
  Net cash provided by operating
      activities                                 122,379            1,323,592          (240,721)           1,205,250
                                               ----------------------------------------------------------------------
Cash Flows From Investing
     Activities:

    (Increase) in investment securities             --             (9,098,498)             --             (9,098,498)
    (Increase) in loans                             --            (10,644,175)             --            (10,644,175)
    Capital expenditures                            --               (688,702)             --               (688,702)
                                               ----------------------------------------------------------------------
  Net cash (used) by investing
      activities                                    --            (20,431,375)             --            (20,431,375)
                                               ----------------------------------------------------------------------

Cash Flows From Financing
      Activities:

   Increase in deposits                             --             18,480,122            97,621           18,577,743
   Increase in securities sold under
     repurchase agreements                          --                245,451              --                245,451
    Dividends paid                                  --               (240,721)          240,721                 --
    Repayment of long-term debt                 (220,000)                --                --               (220,000)
                                               ----------------------------------------------------------------------
  Net cash provided from financing
    activities                                  (220,000)          18,484,852           338,342           18,603,194
                                               ----------------------------------------------------------------------
Change in cash and equivalents                   (97,621)            (622,931)           97,621             (622,931)
Cash and equivalents - beginning                 180,079            7,425,582          (180,079)           7,425,582
                                               ----------------------------------------------------------------------
Cash and equivalents - ending                  $  82,458         $  6,802,651         $ (82,458)        $  6,802,651
                                               ======================================================================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                Consolidating Statements of Comprehensive Income
                           December 31, 1999 and 1998
--------------------------------------------------------------------------------



                                           December 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                                   Citizens                         Consolidated
                                                 Volunteer           Bank                            Volunteer
                                                 Bancorp,          of East                          Bancorp, Inc
                                                   Inc.           Tennessee                             and
                                                 (Parent)        (Subsidiary)     Eliminations       Subsidiary
                                                 --------        ------------     ------------       ----------

Net income                                     $ 710,256      $   880,153        $  (880,153)      $   710,256
                                               ----------------------------------------------------------------
Other comprehensive income, before tax:

Unrealized (loss) on securities available or sale:

Unrealized holding (losses) arising
  during the period                                 --         (1,600,386)              --          (1,600,386)
Less: reclassification adjustments for
 gains included in net income                       --             40,742               --              40,742
                                               ----------------------------------------------------------------
Other comprehensive income                          --         (1,559,644)              --          (1,559,644)
Income taxes                                        --            592,665               --             592,665
                                               ----------------------------------------------------------------
Other comprehensive income net of

income taxes                                        --           (966,979)              --            (966,979)
Company's share of subsidiary's other
  comprehensive income, net of tax              (966,979)            --              966,979              --
                                               ----------------------------------------------------------------
Total comprehensive income                     $(256,723)     $   (86,826)       $    86,826       $  (256,723)
                                               ================================================================


                                           December 31, 1998
---------------------------------------------------------------------------------------------------------------
Net income                                     $454,841       $   647,614        $  (647,614)      $   454,841
                                               ----------------------------------------------------------------
Other comprehensive income,
 before tax

Unrealized gains on securities
available for sale:

Unrealized holding gains arising during
 the period                                        --             158,319               --             158,319

Less: reclassification adjustments for
 gains included in net income                      --             (37,318)              --             (37,318)
                                               ----------------------------------------------------------------
Other comprehensive income                         --             121,001               --             121,001
Income taxes                                       --             (45,981)              --             (45,981)
                                               ----------------------------------------------------------------
Other comprehensive income net of
income taxes                                       --              75,020               --              75,020
Company's share of subsidiary's other
  comprehensive income, net of tax               75,020             --               (75,020)             --
                                               ----------------------------------------------------------------
Total comprehensive income                     $529,861       $   722,634        $  (722,634)      $   529,861
                                               ================================================================




         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VOLUNTEER BANCORP, INC.

                                           By: /s/ Reed D. Matney
                                               President

                                           Date: March 30, 2000

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

        Signature                           Capacity                                            Date
        ---------                           --------                                            ----

/s/ William E. Phillips                    Chairman of the Board and Director                  March 30, 2000
---------------------------
    William E. Phillips

/s/ H. Lyons Price                         Secretary/Treasurer and Director                    March 30, 2000
---------------------------                (principal financial and accounting officer)
    H. Lyons Price

/s/ Reed D. Matney                         President and Director                              March 30, 2000
---------------------------                (principal executive officer)
    Reed D. Matney
                                           Director                                            March __, 2000
---------------------------
    Carlin Green

/s/ Douglas Price                          Director                                            March 30, 2000
---------------------------
    Douglas Price

/s/ Gary Varnell                           Director                                            March 30, 2000
---------------------------
    Gary Varnell

                                           Director                                            March __, 2000
---------------------------
    Truett Pierce

/s/ George Brooks                          Director                                            March 30, 2000
---------------------------
    George Brooks

                                           Director                                            March __, 2000
---------------------------
    Shirley Price

/s/ Eddie Freeman                          Director                                            March 30, 2000
---------------------------
    Eddie Freeman

                                           Director                                            March __, 2000
---------------------------
    Neil Miller

/s/ Lawrence Gray                          Director                                            March 30, 2000
---------------------------
    Lawrence Gray
                                           Director                                            March __, 2000
---------------------------
    Scott Collins
                                           Director                                            March __, 2000
---------------------------
    Leon Gladson