Form 10QSB
period 2000-03-31
VOLUNTEER BANCORP INC
filed 2000-05-10
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 AS OF MARCH 31, 2000.

         Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

PART I

ITEM 1. FINANCIAL STATEMENTS




                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of March 31, 2000 and 1999, and the related condensed consolidated statements of earnings, condensed consolidated statements of cash flows, and condensed consolidated statements of comprehensive income for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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





April 20, 2000

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             March 31, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)

--------------------------------------------------------------------------------

                      ASSETS                                          2000            1999
                      ------                                          ----            ----
Cash and due from banks                                          $   3,195,860     $  2,323,277
Federal fund sold                                                    3,077,302        3,120,172
                                                                 ------------------------------
   Total cash and cash equivalents                                   6,273,162        5,443,449
Investment securities available for sale (amortized cost of
    $26,595,593 and $26,735,961, respectively)                      25,028,065       26,641,584
Investment securities held to maturity (estimated market
    value of $1,028,745 and $1,359,551)                              1,094,976        1,358,594
Loans, less allowances for loan losses of $911,399 and
   $840,974, respectively                                           69,407,705       60,815,308
Accrued interest receivable                                            988,824          908,806
Premises and equipment, net                                          4,037,336        4,081,830
Deferred income taxes                                                  684,654           79,971
Other real estate                                                      253,323           51,923
Goodwill                                                               162,554          180,438
Other assets                                                           326,522          144,098
                                                                 ------------------------------

Total assets                                                     $ 108,257,121     $ 99,706,001
                                                                 ==============================


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Deposits:

   Non-interest bearing                                          $  11,110,788     $  9,942,673
   Interest bearing                                                 88,315,879       80,086,821
                                                                 ------------------------------
          Total deposits                                            99,426,667       90,029,494
Note payable                                                         2,495,000        2,790,000
Interest payable                                                       720,564          710,143
Securities sold under repurchase agreements                          1,335,304        1,655,888
Other accrued taxes, expenses and liabilities                          228,011          218,411
                                                                 ------------------------------
   Total liabilities                                               104,205,546       95,403,936
                                                                 ------------------------------

Stockholders' equity:
 Common stock, $0.01 par value, 1,000,000 shares
   authorized, 539,027 shares issued and outstanding                     5,390            5,390
 Additional paid-in capital                                          1,916,500        1,916,500
 Retained earnings                                                   3,101,552        2,438,689
 Accumulated other comprehensive (loss) income                        (971,867)         (58,514)
                                                                 ------------------------------
   Total stockholders' equity                                        4,051,575        4,302,065
                                                                 ------------------------------

   Total liabilities and stockholders' equity                    $ 108,257,121     $ 99,706,001
                                                                 ==============================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

               For The Three Months Ended March 31, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)

--------------------------------------------------------------------------------

                                                                   2000          1999
                                                                   ----          ----
Interest Income:
     Interest and fees on loans                                 $1,651,508    $1,418,762
     Interest on federal funds                                      25,100        40,175
     Interest on investment securities:
          Taxable                                                  372,405       359,984
          Exempt from Federal income taxes                          48,880        46,138
                                                                ------------------------

    Total interest income                                        2,097,893     1,865,059
                                                                ------------------------

Interest Expense:
     Interest on deposits                                        1,059,125       966,118
     Other borrowed funds                                           80,703        71,973
                                                                ------------------------

              Total interest expense                             1,139,828     1,038,091
                                                                ------------------------

Net interest income                                                958,065       826,968
Provision for possible loan losses                                  60,000        60,000
                                                                ------------------------
Net interest income after provision for possible loan losses       898,065       766,968
                                                                ------------------------

Non-interest income:
     Service charges on deposits                                    55,154        50,361
     Other service charges and fees                                 18,269        22,455
     Securities gains                                                   --        28,624
     Other non-interest income                                      12,865        10,602
                                                                ------------------------
               Total non-interest income                            86,288       112,042
                                                                ------------------------

Non-interest expense:
     Salaries and employee benefits                                419,133       354,790
     Occupancy expense                                              56,795        52,982
     Furniture and equipment expense                                79,997        71,267
     Other non-interest expense                                    194,055       192,440
                                                                ------------------------
                Total non-interest expense                         749,980       671,479
                                                                ------------------------

  Income before income taxes                                       234,373       207,531
Income tax expense                                                  76,067        66,515
                                                                ------------------------

                Net income                                      $  158,306    $  141,016
                                                                ========================

Income per common share                                         $     0.29    $     0.26
                                                                ========================

Common shares outstanding                                          539,027       539,027
                                                                ========================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

               For The Three Months Ended March 31, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)

--------------------------------------------------------------------------------



                                                                            2000           1999
                                                                         -----------    -----------
Cash Flows from Operating Activities:
   Net income                                                            $   158,306    $   141,016
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                    4,101         56,996
      Provision for possible loan losses                                      60,000         60,000
      Provision for depreciation and amortization                             61,986         61,748
      FHLB stock dividends                                                    (5,300)        (4,600)
      (Gain) on securities                                                        --        (28,624)
      Decrease (increase) in interest receivable                              39,536         (3,569)
      (Increase) other assets                                               (115,151)       (52,299)
      Increase (decrease) in other liabilities                                 3,919       (339,814)
                                                                         --------------------------
   Net cash provided (used) by operating activities                          207,397       (109,146)
                                                                         --------------------------

Cash Flows from Investing Activities:
      Proceeds from calls and maturity of held to maturity securities          2,653          3,883
      Purchase of investment securities available for sale                        --     (4,539,661)
      Proceeds from calls and maturity of investments available for
           sale                                                              455,494      1,675,000
      Proceeds from sale of investments available for sale                        --      2,045,025
      Net (increase) in loans                                             (2,735,277)    (2,661,263)
      Capital expenditures                                                   (20,601)       (22,257)
                                                                         --------------------------
   Net cash (used) in investing activities                                (2,297,731)    (3,499,273)
                                                                         --------------------------

Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW accounts, IRA and
        savings accounts                                                   3,596,620      6,175,918
      Net increase (decrease) in certificates of deposit                   1,006,000     (3,811,556)
      Repayment of long-term debt                                           (295,000)      (255,000)
      Net increase in securities sold under repurchase agreements             14,214        193,758
      Repayment of short-term FHLB advances                               (4,500,000)            --
      Dividends paid                                                         (64,683)       (53,903)
                                                                         --------------------------
   Net cash (used) provided by financing activities                         (242,849)     2,249,217
                                                                         --------------------------
   (Decrease) in cash and cash equivalents                                (2,333,183)    (1,359,202)
Cash and cash equivalents beginning of period                              8,606,345      6,802,651
                                                                         --------------------------
Cash and cash equivalents end of period                                  $ 6,273,162      5,443,449
                                                                         ==========================

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
      Interest                                                           $ 1,270,658    $   992,252
                                                                         ==========================
      Income taxes                                                       $    40,553    $   172,645
                                                                         ==========================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

               For The Three Months Ended March 31, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)

--------------------------------------------------------------------------------


                                                                      2000         1999
                                                                      ----         ----
Net income                                                         $ 158,306    $ 141,016
                                                                   ---------    ---------

Other comprehensive income, before tax:

   Unrealized (loss) gain on securities available for sale:

     Unrealized holding (losses) gains arising during the period    (212,882)    (270,752)
     Less: reclassification adjustment for (gains)
          included in net income                                          --      (28,624)
                                                                   ---------    ---------
   Other comprehensive (loss)  income                               (212,882)    (299,376)
Income taxes related to other comprehensive (loss) income            (80,895)    (113,763)
                                                                   ---------    ---------
                                                                    (131,987)    (185,613)
                                                                   ---------    ---------
Total comprehensive (loss) income                                  $  26,319    $ (44,597)
                                                                   =========    =========















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 2000 and 1999

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

                     Three Months Ended March, 2000 and 1999

--------------------------------------------------------------------------------




3.         Long-term debt

           The Company's long-term debt consists of a single note payable in the amount of $2,495,000 and $2,790,000 at March 31. 2000 and 1999,
           respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31. 2000 the rate on the note was 8.0413% per annum. Principal is payable annually on January 31, as follows:

                      January 31,               Principal Due
                      -----------               -------------
                         2001                       325,000
                         2002                       360,000
                         2003                       395,000
                         2004                       435,000
                         2005                       470,000
                  2006 (Final Maturity)             510,000
                                                 ----------
                                                 $2,495,000
                                                 ==========


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                      AS OF AND FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                       2000            1999
                                                                       ----            ----
Net earnings                                                         $158,306        $141,016

Per common share data:
     Net earnings per common share                                      $0.29           $0.26
     Book value                                                         $7.52           $7.98

Ratios:
     Return on average assets                                           0.60%           0.57%
     Return on average common equity                                   15.53%          12.96%
     Net interest margin (taxable equivalent basis)                     4.06%           3.71%
     Expense ratio                                                      2.84%           2.72%
     Allowance for loan losses / loans                                  1.30%           1.36%
     Non-performing loans / loans                                       1.26%           0.73%
     Non-performing assets / loans and foreclosed properties            1.61%           0.81%
     Shareholders' equity / total assets                                3.74%           4.31%
     Leverage ratio (tangible capital / tangible assets)                4.56%           4.24%

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        AS OF AND FOR THE THREE AND MONTHS ENDED MARCH 31, 2000 AND 1999

                                OPERATING RESULTS

The Company reported net income for the first quarter of $158,306, or $0.29 per common share, compared to net income of $141,016, or $0.26 for the same period a year ago. Our returns on average assets and average common equity were 0.60% and 15.53%, respectively, for the quarter compared to 0.57% and 12.96% for the same period last year.

Net interest income for the first three months of 2000 increased $131,097 versus the first three months of 1999 to $958,065. The increase is attributable to growth in interest earning assets of 7.26%. Average loans grew 12.37% over the first quarter of 1999. Total Company assets were $108,257,121 at March 31, 2000 compared to $99,706,001 as of March 31, 1999.

The net interest margin was 4.06% for the first quarter of 2000 compared to 3.71% for the first quarter of 1999. The yield on the investment portfolio was 6.77% for the first quarter of 2000 compared to 6.13% for the same quarter of 1999. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and note payable.

Non-interest income for the first quarter of 2000 decreased $25,754 over the first quarter of 1999. The decrease is primarily attributable to a reduction in gains on securities transactions. Non-interest expenses for the first quarter of 2000 increased $78,501 compared to the first quarter of 1999 primarily for costs (including salaries and employee compensation) associated with overall growth.

                                  ASSET QUALITY

Non-performing assets at March 31, 2000 were $1,138,000 or 1.61% of loans and foreclosed properties, which is an increase from $641,000, or 0.81% of loans and foreclosed properties at March 31, 1999. The provision for losses on loans was $60,000 for the first quarter of 2000 and 1999. At March 31, 2000, the allowance for losses on loans was 1.30% of loans and approximately 80.09% of non-performing assets. The increase in non-performing assets is primarily attributable to a real estate development loan in which no loss is anticipated.

The Company believes it is fully Year 2000 Compliant and has not experienced any problems that would have a material effect upon the Company's financial condition or results of operations.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 23.1      Consent of Welch & Associates
                  Exhibit 27        Financial Data Schedule (for SEC use only)

         (b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)


Date: May 9, 2000                      /s/ Reed D. Matney
         ---                           ---------------------------------------
                                       Reed D. Matney, President
                                       (principal executive officer)


Date: May 9, 2000                      /s/ H. Lyons Price
         ---                           ---------------------------------------
                                       H. Lyons Price (principal financial and
                                       accounting officer)