Form 10QSB
period 2000-06-30
VOLUNTEER BANCORP INC
filed 2000-08-10
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 AS OF JUNE 30, 2000.

         Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

Item 1. Financial Statements



                       INDEPENDENT AUDITOR'S REVIEW REPORT

To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of June 30, 2000 and 1999, and the related condensed consolidated statements of earnings and comprehensive income for the three and six months then ended and the condensed consolidated statements of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






July 20, 2000
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             June 30, 2000 and 1999

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                       2000             1999
                                                                  -------------    -------------
                                 ASSETS
Cash and due from banks                                           $   3,434,870    $   2,944,509
Federal fund sold                                                       975,000        2,039,916
                                                                  -------------    -------------
   Total cash and cash equivalents                                    4,409,870        4,984,425
Investment securities available for sale (amortized cost of
  $26,238,251 and $28,523,725, respectively)                         24,701,248       27,732,369
Investment securities held to maturity (estimated market
  $994,634 value of and $1,069,757)                                   1,071,313        1,104,254
Loans, less allowances for loan losses of $964,601 and
  $864,726, respectively                                             71,476,509       62,449,085
Accrued interest receivable                                           1,085,257          968,747
Premises and equipment, net                                           4,151,205        4,002,254
Deferred income taxes                                                   686,735          344,823
Other real estate                                                       492,298          159,624
Goodwill                                                                158,084          175,967
Other assets                                                            113,884          145,396
                                                                  -------------    -------------
Total assets                                                      $ 108,346,403    $ 102,066,944
                                                                  =============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                           $  11,382,147    $   9,916,374
   Interest bearing                                                  88,180,347       82,726,838
                                                                  -------------    -------------
          Total deposits                                             99,562,494       92,643,212

Interest payable                                                        941,680          867,555
Securities sold under repurchase agreements                           1,050,288        1,692,073
Note payable                                                          2,495,000        2,790,000
Other accrued taxes, expenses and liabilities                            53,988           11,659
                                                                  -------------    -------------
Total liabilities                                                   104,103,450       98,004,499
                                                                  -------------    -------------
Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares authorized,
      539,027 shares issued and outstanding                               5,390            5,390
 Additional paid-in capital                                           1,916,500        1,916,500
 Retained earnings                                                    3,296,325        2,631,196
 Accumulated other comprehensive income                                (975,262)        (490,641)
                                                                  -------------    -------------
Total stockholders' equity                                            4,242,953        4,062,445
                                                                  -------------    -------------
Total liabilities and stockholders' equity                        $ 108,346,403    $ 102,066,944
                                                                  =============    =============






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Earnings and Comprehensive Income

            For The Three and Six Months Ended June 30, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                         Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                         2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------
Interest Income:
    Interest and fees on loans                        $ 1,760,987    $ 1,488,634    $ 3,412,495    $ 2,907,396
    Interest on federal funds                              37,490         36,203         62,590         76,378
    Interest on investment securities:
          Taxable                                         363,688        392,191        736,093        752,175
          Exempt from Federal income taxes                 44,999         44,622         93,879         90,760
                                                      -----------    -----------    -----------    -----------
               Total interest income                    2,207,164      1,961,650      4,305,057      3,826,709
                                                      -----------    -----------    -----------    -----------
Interest Expense:
    Interest on deposits                                1,149,082        982,387      2,208,207      1,948,505
    Other borrowed funds                                   67,672         71,910        148,375        143,883
                                                      -----------    -----------    -----------    -----------
               Total interest expense                   1,216,754      1,054,297      2,356,582      2,092,388
                                                      -----------    -----------    -----------    -----------
Net interest income                                       990,410        907,353      1,948,475      1,734,321
Provision for possible loan losses                         60,000         60,000        120,000        120,000
                                                      -----------    -----------    -----------    -----------
Net interest income after provision for possible
  loan losses                                             930,410        847,353      1,828,475      1,614,321
                                                      -----------    -----------    -----------    -----------
Non-interest income:
    Service charges on deposits                            60,298         44,007        115,452         94,368
    Other service charges and fees                         38,910         32,363         57,179         54,818
    Securities gains                                           --         12,123             --         40,747
    Other non-interest income                               1,741          3,377         14,606         13,979
                                                      -----------    -----------    -----------    -----------
               Total non-interest income                  100,949         91,870        187,237        203,912
                                                      -----------    -----------    -----------    -----------
Non-interest expense:
    Salaries and employee benefits                        395,216        347,195        814,349        701,985
    Occupancy expense                                      65,381         62,164        122,176        115,146
    Furniture and equipment expense                        78,276         66,839        158,273        138,106
    Other non-interest expense                            197,657        171,799        391,712        364,239
                                                      -----------    -----------    -----------    -----------
                Total non-interest expense                736,530        647,997      1,486,510      1,319,476
                                                      -----------    -----------    -----------    -----------
Earnings before income taxes                              294,829        291,226        529,202        498,757
Income tax expense                                        100,056         98,719        176,123        165,234
                                                      -----------    -----------    -----------    -----------
                Net income                            $   194,773    $   192,507    $   353,079    $   333,523
                                                      ===========    ===========    ===========    ===========

Other comprehensive income:
  Unrealized (loss) on securities available
     for sale, before tax                             $    (5,476)   $  (709,102)   $  (218,358)   $(1,037,102)
  Reclassification for gains included in net income            --        (12,123)            --        (40,747)
  Income taxes related to other comprehensive
      income                                                2,081        264,852         82,976        378,615
                                                      -----------    -----------    -----------    -----------
                                                           (3,395)      (432,127)      (135,382)      (617,740)
                                                      -----------    -----------    -----------    -----------
Total comprehensive income (loss)                     $   191,378    $  (239,620)   $   217,697    $  (284,217)
                                                      ===========    ===========    ===========    ===========
Net income per common share                           $      0.37    $      0.36    $      0.66    $      0.62
                                                      ===========    ===========    ===========    ===========
Common shares outstanding                                 539,027        539,027        539,027        539,027
                                                      ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                 For The Six Months Ended June 30, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                           2000            1999
                                                                       -----------    ------------
Cash Flows from Operating Activities:
   Net income                                                          $   353,079    $    333,523
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Deferred income taxes                                                  4,101          56,996
      Provision for possible loan losses                                   120,000         120,000
      Provision for depreciation and amortization                          123,625         123,661
      FHLB stock dividends                                                 (11,000)         (9,700)
      (Gain) on securities                                                      --         (40,747)
      (Increase) in interest receivable                                    (56,897)        (63,510)
      (Increase)  in other assets                                         (141,488)       (161,298)
      Increase (decrease) in other liabilities                              51,012        (389,154)
                                                                       -----------    ------------
   Net cash provided (used) by operating activities                        442,432         (30,229)
                                                                       -----------    ------------
Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                           --              --
   Proceeds from calls and maturity of held to maturity securities          26,316         258,223
   Purchase of investment securities available for sale                         --     (10,914,064)
   Proceeds from calls and maturity of securities available for sale       782,535       2,575,000
   Proceeds from sale of securities available for sale                          --       5,748,887
   Net (increase) in loans                                              (4,864,081)     (4,355,040)
   Capital expenditures                                                   (191,639)           (123)
                                                                       -----------    ------------
   Net cash (used) in investing activities                              (4,246,869)     (6,687,117)
                                                                       -----------    ------------
Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts, IRA
      and savings accounts                                               3,661,419       1,889,661
   Net increase in certificates of deposit                               1,077,028       3,088,419
   Net (decrease) increase in securities sold under
      repurchase agreements                                               (270,802)        229,943
   Repayment of long-term borrowing                                       (295,000)       (255,000)
   Repayment of FHLB advances                                           (4,500,000)             --
   Payment of dividends                                                    (64,683)        (53,903)
                                                                       -----------    ------------
   Net cash (used) provided by financing activities                       (392,038)      4,899,120
                                                                       -----------    ------------
   (Decrease) in cash and cash equivalents                              (4,196,475)     (1,818,226)
Cash and cash equivalents beginning of period                            8,606,345       6,802,651
                                                                       -----------    ------------
Cash and cash equivalents end of period                                $ 4,409,870    $  4,984,425
                                                                       ===========    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                         $ 2,266,296    $  2,164,732
                                                                       ===========    ============
      Income taxes                                                     $   227,053    $    330,145
                                                                       ===========    ============








         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------


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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, is generally effective for fiscal quarters beginning after June 15, 2000 unless adopted earlier. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
         (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Adoption by the Company did not have any material impact upon financial position or results of operations.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------


3.       Long-term debt

         The Company's long-term debt consists of a single note payable in the amount of $2,790,000 and $2,495,000 at June 30, 1999 and 2000,
         respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 2000 the rate on the note was 8.4525% per annum. Principal is payable annually on January 31, as follows:

               January 31,                      Principal Due
               -----------                      -------------
                   2001                            325,000
                   2002                            360,000
                   2003                            395,000
                   2004                            435,000
                   2005                            470,000
          2006 (Final Maturity)                    510,000
                                               -----------
                                               $ 2,495,000
                                               ===========

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                  June 30,
                                                   --------------------    ---------------------
                                                     2000        1999         2000       1999
                                                   --------    --------    ---------    --------
Net income                                        $ 194,773   $ 192,507    $ 353,079   $ 333,523
Per common share data:
  Net income per weighted average
    common share                                  $    0.37   $    0.36    $    0.66   $    0.62
  Book value                                      $    7.87   $    7.54    $    7.87   $    7.54
Ratios:
  Return on average assets                             0.72%       0.76%        0.66%       0.67%
  Return on average common equity                     18.79%      18.41%       16.95%      15.76%
  Net interest margin (taxable equivalent basis)       4.00%       3.94%        4.03%       3.82%
  Expense ratio                                        2.71%       2.57%        2.77%       2.64%
  Allowance for loan losses / loans                    1.33%       1.37%        1.33%       1.37%
  Non-performing loans / loans                         1.30%       0.56%        1.30%       0.56%
  Non-performing assets / loans and
    foreclosed properties                              1.96%       0.81%        1.96%       0.81%
  Shareholder's equity / total assets                  3.92%       3.98%        3.92%       3.98%
  Leverage ratio (tangible capital /
    tangible average assets)                           4.70%       4.34%        4.64%       4.38%

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                OPERATING RESULTS

The Company reported net income for the second quarter of $194,773, or $0.37 per common share, compared to income of $192,507, or $0.36 for the same period a year ago. Our returns on average assets and average common equity were 0.72% and 18.79%, respectively, for the quarter compared to 0.76% and 18.41% for the same period last year.

Net interest income for the first six months of 2000 increased $214,154 versus the first six months of 1999 to $1,948,475. The increase is attributable to growth in interest earning assets of 5.25%. Average loans grew 13.35% over the second quarter of 1999. Total Company assets were $108,346,403 at June 30, 2000 compared to $102,066,944 as of June 30, 1999.

The net interest margin (taxable equivalent basis) was 4.00% for the second quarter of 2000 compared to 3.94% for the second quarter of 1999. The yield on the investment portfolio was 5.90% for the second quarter of 2000 compared to 6.42% for the same quarter of 1999. The higher level of interest income from loans and securities was accompanied by an increase in the cost of interest-bearing deposits and securities sold under repurchase agreements.

Non-interest income for the second quarter of 2000 increased $9,079 over the second quarter of 1999. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the second quarter of 2000 increased $88,533 compared to the second quarter of 1999 primarily for costs (including salaries and employee compensation) associated with overall growth.

                                  ASSET QUALITY

Non-performing assets at June 30, 2000 were $1,432,000 or 1.96% of loans and foreclosed properties, compared to $517,000, or 0.81% of loans and foreclosed properties at June 30, 1999. The provision for losses on loans was $60,000 for the second quarter of 2000 and 1999. At June 30, 2000, the allowance for losses on loans was 1.33% of loans and approximately 67% of non-performing assets. The increase in non-performing assets is primarily attributable to a real estate development loan in which no loss is anticipated.

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting on May 18, 2000, the shareholders voted on the following proposals with the results as indicated:

         1. Elected its current directors to continue in office for a three-year term as follows:

                                           FOR             WITHHOLD AUTHORITY
         H. Lyons Price                  393,374                   0
         G. Douglas Price                393,374                   0
         Gary Varnell                    393,374                   0
         Truett H. Pierce                393,374                   0
         George Brooks                   393,374                   0

         2. Ratified the appointment of Welch & Associates as the Company's independent accountants and auditors for 2000 as follows:

         FOR                AGAINST          ABSTAIN
         393,374               0                0

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 23.1      Consent of Welch & Associates
                  Exhibit 27        Financial Data Schedule (for SEC use only)

         (b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)


Date: August 8, 2000                   /s/ Reed D. Matney
                                       ---------------------------------------
                                       Reed D. Matney, President
                                       (principal executive officer)


Date: August 8, 2000                   /s/ H. Lyons Price
                                       ---------------------------------------
                                       H. Lyons Price (principal financial and
                                       accounting officer)