Form 10QSB
period 2000-09-30
VOLUNTEER BANCORP INC
filed 2000-11-14
CIK 947440

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 AS OF SEPTEMBER 30, 2000.

         Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

                       INDEPENDENT AUDITOR'S REVIEW REPORT

To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of September 30, 2000 and 1999, and the related condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income for the three and nine months then ended and the condensed consolidated statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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



Welch & Associates



November 1, 2000
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                           September 30, 2000 and 1999

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                    ASSETS                        2000             1999
                                    ------                    -------------    -------------
Cash and due from banks                                       $   2,937,507    $   4,180,814
Federal fund sold                                                 1,875,000          285,798
                                                              -------------    -------------
    Total cash and cash equivalents                               4,812,507        4,466,612
Investment securities available for sale (amortized cost of
   $26,196,204 and $28,281,074, respectively)                    24,984,386       27,230,678
Investment securities held to maturity (estimated market
   value of $1,007,495 and $1,050,666, respectively)              1,068,584        1,101,129
Loans, less allowances for loan losses of $971,210 and
   $892,351, respectively                                        72,810,569       66,114,549
Accrued interest receivable                                       1,160,161        1,068,926
Premises and equipment, net                                       4,118,150        4,115,531
Other real estate                                                   552,332           95,689
Deferred income taxes                                               549,485          422,748
Goodwill                                                            153,613          171,496
Other assets                                                        120,385          131,171
                                                              -------------    -------------
    Total assets                                              $ 110,330,172      104,918,529
                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits:
    Non-interest bearing                                      $  11,102,681    $  10,559,535
    Interest bearing                                             90,017,791       83,289,324
                                                              -------------    -------------
          Total deposits                                        101,120,472       93,848,859
Interest payable                                                  1,062,098          847,968
Note payable                                                      2,495,000        2,790,000
Federal funds purchased                                                  --          925,000
Federal Home Loan Bank advances                                          --          500,000
Securities sold under repurchase agreements                         925,434        1,861,726
Other accrued taxes, expenses and liabilities                        66,641           35,002
                                                              -------------    -------------
    Total liabilities                                           105,669,645      100,808,555
                                                              -------------    -------------

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares
     authorized, 539,027 shares issued and
    outstanding                                                       5,390            5,390
 Additional paid-in capital                                       1,916,500        1,916,500
 Retained earnings                                                3,489,964        2,840,473
 Accumulated other comprehensive income                            (751,327)        (652,389)
                                                              -------------    -------------
    Total stockholders' equity                                    4,660,527        4,109,974
                                                              -------------    -------------
    Total liabilities and stockholders' equity                $ 110,330,172      104,918,529
                                                              =============    =============




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

         For The Three and Nine Months Ended September 30, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                 Three months ended         Nine months ended
                                                     September 30,             September 30,
                                               ------------------------    ---------------------
                                                  2000          1999         2000        1999
                                               ----------   -----------    ---------   ---------
Interest Income:
     Interest and fees on loans                $1,849,017   $ 1,563,328    5,261,512   4,470,724
     Interest on federal funds                     27,665        18,437       90,255      94,815
     Interest on investment securities:
          Taxable                                 359,299       389,675    1,095,392   1,141,850
          Exempt from Federal income taxes         46,983        49,739      140,862     140,499
                                               ----------   -----------    ---------   ---------
               Total interest income            2,282,964     2,021,179    6,588,021   5,847,888
                                               ----------   -----------    ---------   ---------
Interest Expense:
     Interest on deposits                       1,225,709       995,167    3,433,916   2,943,672
     Other borrowed funds                          60,648        77,123      209,023     221,006
                                               ----------   -----------    ---------   ---------
               Total interest expense           1,286,357     1,072,290    3,642,939   3,164,678
                                               ----------   -----------    ---------   ---------
Net interest income                               996,607       948,889    2,945,082   2,683,210
Provision for possible loan losses                 60,000        60,000      180,000     180,000
                                               ----------   -----------    ---------   ---------
Net interest income after provision for
   possible loan losses                           936,607       888,889    2,765,082   2,503,210
                                               ----------   -----------    ---------   ---------
Non-interest income:
     Service charges on deposits                   61,115        53,792      176,567     148,160
     Other service charges and fees                24,638        26,826       81,817      81,644
     Securities (losses) gain                          --            (5)          --      40,742
     Other non-interest income                      4,156         9,481       18,762      23,460
                                               ----------   -----------    ---------   ---------
               Total non-interest income           89,909        90,094      277,146     294,006
                                               ----------   -----------    ---------   ---------
Non-interest expense:
     Salaries and employee benefits               400,653       393,561    1,215,002   1,095,546
     Occupancy expense                             51,285        60,529      173,461     175,675
     Furniture and equipment expense               93,009        89,175      251,282     227,281
     Other non-interest expense                   186,891       107,749      578,603     471,988
                                               ----------   -----------    ---------   ---------
                Total non-interest expense        731,838       651,014    2,218,348   1,970,490
                                               ----------   -----------    ---------   ---------
                Earnings before income taxes      294,678       327,969      823,880     826,726

Income tax expense                                101,039       118,692      277,162     283,926
                                               ----------   -----------    ---------   ---------
                Net income                     $  193,639       209,277      546,718     542,800
                                               ==========   ===========    =========   =========
Income per common share                        $     0.36          0.39         1.01        1.01
                                               ==========   ===========    =========   =========
Common shares outstanding                         539,027       539,027      539,027     539,027
                                               ==========   ===========    =========   =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

              For The Nine Months Ended September 30, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                         2000            1999
                                                                     -----------    ------------
Cash Flows from Operating Activities:
   Net income                                                        $   546,718    $    542,800
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                4,101          76,363
      Provision for possible loan losses                                 180,000         180,000
      Provision for depreciation and amortization                        182,809         185,738
      (Gain) on securities                                                    --         (40,742)
      Federal Home Loan Bank stock dividends                             (17,000)        (15,100)
      (Increase) in interest receivable                                 (131,801)       (163,689)
      (Increase) in other assets                                        (208,023)        (83,138)
      Increase (decrease) in other liabilities                           184,083        (385,398)
                                                                     -----------    ------------
   Net cash provided by operating activities                             740,887         296,834
                                                                     -----------    ------------
Cash Flows from Investing Activities:
   Proceeds from calls and maturity of held to maturity securities        29,045         261,348
   Purchase of investment securities available for sale                       --     (11,146,417)
   Proceeds from calls and maturity of investments available for
    sale                                                                 866,582       2,797,123
   Proceeds from sale of investments available for sale                       --       6,007,163
   Net (increase) in loans                                            (6,258,141)     (8,080,504)
   Capital expenditures                                                 (213,297)       (171,006)
                                                                     -----------    ------------
   Net cash (used) in investing activities                            (5,575,811)    (10,332,293)
                                                                     -----------    ------------
Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts,
    savings accounts, and IRA's                                        3,938,261       2,499,092
   Net increase in certificates of deposit                             2,358,164       3,684,635
   Repayment of long-term debt                                          (295,000)       (255,000)
   Net increase in federal funds purchased                                    --         925,000
   Federal Home Loan Bank advances                                            --         500,000
   Repayment of Federal Home Loan Bank Advances                       (4,500,000)             --
   Net change in securities sold under repurchase agreements            (395,656)        399,596
   Dividends paid                                                        (64,683)        (53,903)
                                                                     -----------    ------------
   Net cash provided by financing activities                           1,041,086       7,699,420
                                                                     -----------    ------------
   (Decrease) in cash and cash equivalents                            (3,793,838)     (2,336,039)
Cash and cash equivalents beginning of period                          8,606,345       6,802,651
                                                                     -----------    ------------
Cash and cash equivalents end of period                              $ 4,812,507       4,466,612
                                                                     ===========    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                       $ 3,402,235    $  3,256,609
                                                                     ===========    ============
      Income taxes                                                   $   320,303    $    416,395
                                                                     ===========    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

         For The Three and Nine Months Ended September 30, 2000 and 1999

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                 Three months ended         Nine months ended
                                                    September 30,              September 30,
                                                ----------------------    ----------------------
                                                   2000         1999        2000          1999
                                                ---------    ---------    --------    ----------
Net income                                      $ 193,639    $ 209,277     546,718       542,800
                                                ---------    ---------    --------    ----------
Other comprehensive income, before tax:
  Unrealized (losses) gains on securities
      available for sale:
    Unrealized holding gains (losses) arising
      during the period                           361,385     (259,035)    142,827    (1,296,137)
    Less: reclassification adjustment for
        (gains) losses included in net income          --            5          --       (40,742)
                                                ---------    ---------    --------    ----------
  Other comprehensive income                      361,385     (259,030)    142,827    (1,336,879)
Income taxes related to other
  comprehensive income                           (137,450)      97,292     (54,274)      475,907
                                                ---------    ---------    --------    ----------
  Other comprehensive income,
    net of income taxes                           223,935     (161,738)     88,553      (860,972)
                                                ---------    ---------    --------    ----------
  Total comprehensive income (loss)             $ 417,574       47,539     635,271      (318,172)
                                                =========    =========    ========    ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------



3.       Long-term debt

         The Company's long-term debt consists of a single note payable in the amount of $3,050,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30, 2000 the rate on the note was 7.292% per annum. Principal is payable annually commencing January 31, 1996 and each January 1 thereafter as follows:

               January 31,                 Principal Due
               -----------                 -------------
                  2001                         325,000
                  2002                         360,000
                  2003                         395,000
                  2004                         435,000
                  2005                         470,000
                  2006 (Final Maturity)        510,000
                                             ---------
                                            $2,495,000
                                             =========


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                            --------------------------    --------------------------
                                               2000           1999           2000           1999
                                            -----------    -----------    -----------    -----------
Net income                                  $   193,639    $   209,277    $   546,718    $   542,800
Per common share data:
  Net income per weighted
    average common share                    $      0.36    $      0.39    $      1.01    $      1.01
  Book value                                $      8.65    $      7.62    $      8.65    $      7.62

Ratios:
  Return on average assets                         0.71%          0.81%          0.67%          0.71%
  Return on average common equity                 17.40%         20.19%         16.66%         17.01%
  Net interest margin (taxable equivalent
    basis)                                         4.13%          4.06%          4.02%          3.91%
  Expense ratio                                    2.68%          2.52%          2.73%          2.59%
  Allowance for losses on loans / loans            1.32%          1.33%          1.32%          1.33%
  Non-performing loans / loans                     0.64%          0.42%          0.64%          0.42%
  Non-performing assets / loans and
    foreclosed properties                          1.38%          0.56%          1.38%          0.56%
  Shareholders' equity / total assets              4.22%          3.92%          4.22%          3.92%
  Leverage ratio (tangible capital /
    tangible average assets)                       4.78%          4.99%          4.83%          4.51%

                             VOLUNTEER BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                OPERATING RESULTS

The Company reported net income for the third quarter of $193,639, or $0.36 per common share, compared to net income of $209,277, or $0.39 for the same period a year ago. Our returns on average assets and average common equity were 0.71% and 17.40%, respectively, for the quarter compared to 0.81% and 20.19% for the same period last year.

The net income for the first nine months of 2000 was $546,718, or $1.01 per common share. This compares to net income of $542,800, or $1.01 per common share, for the same period last year.

Net interest income for the first nine months of 2000 increased $261,872 versus the first nine months of 1999 to $2,945,082. The increase is attributable to growth in interest earning assets of 1.85%. Average loans grew 9.17% over the third quarter of 1999. Total Company assets were $110,330,172 at September 30, 2000 compared to $104,918,529 as of September 30, 1999.

The net interest margin (taxable equivalent basis) was 4.13% for the third quarter of 2000 compared to 4.06% for the third quarter of 1999. The yield on the investment portfolio was 5.96% for the third quarter of 2000 compared to 5.97% for the third quarter of 1999. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits, securities sold under repurchase agreements, and note payable.

Non-interest income for the first nine months of 2000 decreased $16,860 over the first nine months of 1999. The increase in service charges on deposit accounts and other fees was offset by a decrease in gains on securities transactions. Non-interest expenses for the first nine months of 2000 increased $247,858 compared to the first nine months of 1999 primarily as a result of the growth the Bank has experienced in the past year.

                                  ASSET QUALITY

Non-performing assets at September 30, 2000 were $1,023,000 or 1.38% of loans and foreclosed properties, compared to $378,000, or 0.56% of loans and foreclosed properties at September 30, 1999. The provision for losses on loans was $60,000 for the third quarter of 2000 and 1999. At September 30, 2000, the allowance for losses on loans was 1.32% of loans and approximately 95% of non-performing assets. The increase in non-performing assets is primarily attributable to a real estate development loan being placed on non-accrual and three parcels of real estate being placed in other real estate owned. No material loss, if any, is anticipated as a result of these transactions.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 23.1      Consent of Welch & Associates
                  Exhibit 27        Financial Data Schedule (for SEC use only)

         (b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)


Date: November 13, 2000                /s/ Reed D. Matney
                                       ---------------------------------------
                                       Reed D. Matney, President
                                       (principal executive officer)


Date: November 13, 2000                /s/ H. Lyons Price
                                       ---------------------------------------
                                       H. Lyons Price (principal financial and
                                       accounting officer)