Form 10KSB40
period 2000-12-31
VOLUNTEER BANCORP INC
filed 2001-03-23
CIK 947440

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         THE REGISTRANT'S REVENUES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000 WERE $730,077.

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 15, 2001 IS APPROXIMATELY
$4.8 MILLION. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 15, 2001, COMMON STOCK, $.01 PAR VALUE, 539,027 SHARES.

                    Documents Incorporated by Reference: NONE

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY

         Volunteer Bancorp, Inc. is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. Volunteer, with consolidated total assets of approximately $116 million at December 31, 2000, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee, and we conduct operations through our subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the state of Tennessee in April 1906. We do not engage in any activities other than acting as a bank holding company for the Bank. We believe we can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

NET INTEREST INCOME

         The following table sets forth weighted average yields earned by Volunteer on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                      2000                                 1999
                                        -------------------------------       --------------------------------
(Fully taxable equivalent)                          Interest    Average                  Interest     Average
(Dollars in thousands except            Average      Income/     Yields       Average     Income/     Yields//
for per share data)                     Balance      Expense      Rate        Balance     Expense      Rate
                                        -------      -------      ----        -------     -------      ----
ASSETS:

Interest-earning assets:

Loans net of unearned income           $ 71,927      $7,156       9.95%     $  63,895     $  6,083     9.52%
U.S. Treasury and other U.S.
  government agencies                    22,237       1,427       6.42%        23,765        1,512     6.36%
States and municipalities                 4,424         286       6.46%         4,359          284     6.52%
FHLB stock                                  317          23       7.26%           288           20     6.94%
Federal funds sold                        2,812         175       6.22%         2,177          102     4.69%
                                       --------      ------                 ---------     --------    ------
    Total interest-earning
      assets/interest income            101,717       9,067       8.91%        94,484        8,001     8.47%
                                       --------      ------                 ---------     --------
Cash and due from banks                   2,883                                 3,702
Other assets                              6,247                                 5,834
Allowance for loan losses                  (937)                                 (861)
                                       --------                             ---------
    Total                              $109,910                             $ 103,159
                                       ========                             =========


LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits                        $ 19,998      $  852       4.26%        15,761          562     3.57%
Savings                                   4,706         142       3.02%         4,227          126     2.98%
Individual retirement accounts            8,813         504       5.72%         7,449          363     4.87%
Time certificates                        55,609       3,255       5.85%        54,380        2,910     5.35%
Fed funds purchased                                                               145            8     5.52%
FHLB advances                               143           9       6.29%           862           48     5.57%
Securities sold under repurchase          1,196          68       5.69%         1,643           89     5.42%
Note payable                              2,520         212       8.41%         2,812          208     7.40%
                                       --------      ------                  --------     --------
  Total interest-bearing
    liabilities/interest expense         92,985       5,042       5.42%        87,279        4,314     4.94%
                                       --------      ------                  --------     --------
Non-interest bearing demand
  deposits                               10,917                                10,598
Other liabilities                         1,303                                 1,094
Stockholders' equity                      4,705                                 4,189
                                       --------                              --------
  Total                                $109,910                              $103,159
                                       ========                              ========
Net interest earnings                                $4,025                               $  3,687
                                                     ======                               ========
Net interest on interest earning
  assets                                                          3.96%                                3.90%
                                                                  ====                                 ====

Return on average assets                   0.66%                                0.69%
Return on average equity                  15.52%                               16.96%
Cash dividends declared                $ 64,683                               $53,903
Dividend payout ratio                      8.86%                               7.59%

         The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:


                                                December 31,                      December 31,
                                                   2000                              1999
                                                  versus                            versus
                                                December 31,                      December 31,
                                                   1999                              1998
                                             Increase (decrease)              Increase (decrease)
                                              Change Due To:(1)                Change Due To:(1)
                                          --------------------------     ----------------------------
(Dollars in Thousands)                    Volume      Rate     Total     Volume      Rate       Total
----------------------                    ------      ----     -----     ------      ----       -----
Increase (decrease) in:
Loans, net of unearned income            $   774     $ 299     $1,073    $   881     $(160)    $ 721
U.S. Treasury and other U.S.
  government agency securities               (97)       12        (85)       221        14       235
States and municipal securities                4        (2)         2        168         1       169
FHLB stock                                     2         1          3         20         0        20
Federal funds sold                            35        38         73       (175)      (25)     (200)
                                         -------     -----     ------    -------     -----     -----
   Total interest income                 $   718     $ 348     $1,066    $ 1,115     $(170)    $ 945
                                         =======     =====     ======    =======     =====     =====
Increase (decrease) in:
Demand deposits                          $   164     $ 126     $  290    $    79     $  (9)    $  70
Savings deposits                              14         2         16         32         1        33
Individual retirement accounts                72        69        141         87       (54)       33
Time certificates                             71       274        345        371      (220)      151
Federal funds purchased                       (4)       (4)        (8)         8         0         8
Securities sold under repurchase             (41)        2        (39)        (2)      (10)      (12)
FHLB advances                                (24)        3        (21)        48         0        48
Note payable                                 (24)       28          4        (19)       (9)      (28)
                                         -------     -----     ------    -------     -----     -----

  Total interest expense                 $   228     $ 500     $  728    $   604     $(301)    $ 303
                                         =======     =====     ======    =======     =====     =====
Increase (decrease) in
  net interest income                    $   490     $(152)    $  338    $   511     $ 131     $ 642
                                         =======     =====     ======    =======     =====     =====

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

         At December 31, 2000, we had a negative cumulative repricing gap within one year of approximately $45.1 million, or approximately 41.99% of total earning assets. This negative repricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

         The following table represents an interest sensitivity profile for Volunteer as of December 31, 2000 and 1999. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                                       DECEMBER 31, 2000
                                        ------------------------------------------------------------------------------------
                                          WITHIN        AFTER 3 MONTHS        AFTER 12 MONTHS         AFTER
                                         3 MONTHS      WITHIN 12 MONTHS        WITHIN 5 YEARS        5 YEARS          TOTAL
                                        ---------      ----------------       ---------------        --------        -------
(Dollars in thousands)
EARNING ASSETS:
Loans                                   $  22,748         $ 17,624                $ 28,786           $  4,867       $ 74,025
Investment securities:
   Available for sale                         874              940                   3,864             19,413         25,091
   Held to maturity                                             43                                      1,023          1,066
FHLB stock                                    332                                                                        332
Federal funds sold                          6,950                                                                      6,950
                                        ---------         --------                --------           --------       --------
    Total earning assets                $  30,904         $ 18,607                $ 32,650           $ 25,303       $107,464
                                        =========         ========                ========           ========       ========

INTEREST-BEARING LIABILITIES:

Interest-bearing deposits               $  47,815         $ 43,273                $  4,025                          $ 95,113
Securities sold under
  repurchase agreements                     1,052                                                                      1,052
FHLB advances
Long-term debt                              2,495                                                                      2,495
                                        ---------         --------                --------           --------       --------
  Total interest-bearing liabilities    $  51,362         $ 43,273                $  4,025           $      0       $ 98,660
                                        =========         ========                ========           ========       ========

Net repricing gap                       $ (20,458)        $(24,666)               $ 28,625           $ 25,303       $  8,804
                                        =========         ========                ========           ========       ========
Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                  -19.04%          -22.95%                  26.64%             23.55%          8.19%
                                        =========         ========                ========           ========       ========
Cumulative gap                          $ (20,458)        $(45,124)               $(16,499)          $  8,804
                                        =========         ========                ========           ========
Cumulative gap as a percentage of
  total earning assets                     -19.04%          -41.99%                 -15.35%              8.19%
                                        =========         ========                ========           ========

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

DEPOSITS

         Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2000 and 1999.

                                                               December 31,
                                                           --------------------
                                                             2000         1999
                                                           --------     -------
Non interest-bearing deposits:
Individuals, partnerships and corporations                 $ 10,549     $10,721
U.S. Government and states and political subdivisions            57          72
Certified and official checks                                   289         280
                                                           --------     -------
  Total non-interest bearing deposits                        10,895      11,073
                                                           --------     -------

Interest-bearing deposits:
Interest-bearing demand accounts                             22,530      16,213
Savings accounts                                              4,612       4,396
Individual retirement accounts                                1,967       2,522
Certificates of deposit, less than $100,000                  47,063      44,525
Certificates of deposit, greater than $100,000               18,941      16,095
                                                           --------     -------
  Total interest-bearing deposits                            95,113      83,751
                                                           --------     -------

  Total deposits                                           $106,008      94,824
                                                           ========     =======


         The following table presents a breakdown by category of the average amounts of deposits and the weighted average rate paid on deposits for the periods indicated:

                                                                                            December 31,
                                                                      -----------------------------------------------------
                                                                                 2000                          1999
                                                                      ------------------------       ----------------------

Non-interest bearing deposits                                         $ 10,917                       $10,598
Savings deposits                                                         4,706         3.02%           4,227         2.98%
Individual retirement accounts                                           8,813         5.72%           7,449         4.87%
Time deposits                                                           55,609         5.85%          54,380         5.35%
Interest bearing demand deposits                                        19,998         4.26%          15,761         3.57%
                                                                      --------                       -------
  Total deposits                                                      $100,043                       $92,415
                                                                      ========                       =======


         At December 31, 2000 and 1999, time deposits greater than $100,000 aggregated approximately $20 million and $16 million, respectively. The following table indicates, as of December 31, 2000 and 1999, the dollar amount of $100,000 or more deposits by the time remaining until maturity:

                                December 31, 2000                                  December 31, 1999
                       ------------------------------                      ------------------------------
                                               1 year                                             1 year
                       3 Months    3 to 12    through                      3 Months    3 to 12    through
                       or less     Months     5 years     Total             or less     Months    5 years    Total
                       --------    -------    -------    -------           --------    -------    -------   --------
(In thousands)

Time certificates        $6,309     13,182      792      $20,283             $4,627     $9,667     $1,801    $16,095
                         ======     ======      ===      =======             ======     ======     ======    =======

ASSETS

         Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 2000 and 1999.

                                                   December 31,
                                           -----------------------
                                             2000           1999
                                           ---------      --------
(In thousands) Investment securities:
  Available for sale                       $ 25,091       $ 25,382
  Held to maturity                            1,066          1,098
FHLB stock                                      332            309
Federal funds sold                            6,950            575
Loans:
  Real estate                                48,283         44,613
  Commercial and other                       25,756         23,027
                                           --------       --------
    Total loans                              74,039         67,640
  Less unearned income                          (14)           (65)
                                           --------       --------
Loans, net of unearned
  income                                     74,025         67,575
                                           --------       --------
Interest earning assets                    $107,464       $ 94,939
                                           ========       ========

INVESTMENT PORTFOLIO

         At year end 2000, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 100.00% of the investment portfolio.

         The following table sets forth the composition of the carrying value of our investment portfolio at December 31, 2000 and 1999:

                                                  December 31,
                                           ------------------------
                                             2000             1999
                                           --------        --------
(In thousands)
Held to maturity:
Obligations of U.S. Government
  agencies                                 $ 1,066          $  1,098
                                           -------          --------



Available for sale:
U.S. Treasury securities                   $   506          $  1,491
Obligations of U.S. Government
  agencies                                  20,536            19,037
Corporate                                       --               631
Obligations of states and
  political subdivisions                     4,049             4,223
FHLB stock                                     332               309
                                           -------          --------

                                           $26,423          $ 25,691
                                           =======          ========

         The following table presents the maturity distribution of the amortized cost and estimated market value of the Company's debt securities at December 31, 2000 and 1999. The weighted average yields on these instruments are presented based on final maturity. Yields on states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.

                                           December 31, 2000                                December 31, 1999
                                     -----------------------------                  --------------------------------
                                                Estimated Weighted                              Estimated  Weighted
                                     Amortized    Market   Average                  Amortized     Market    Average
                                       Cost       Value     Yield                     Cost        Value      Yield
                                     ---------  --------- --------                  ---------   ---------  --------
(Dollars in thousands)
Held to maturity:
-----------------
  Obligations of U.S. Government
    agencies:
    Due after 1 year but within
      5 years                                                                        $    99       $   103
    Due after 5 years but within
      10 years                       $ 1,009         986                                 999           932
    Due after 10 years                    57          59
                                     -------     -------                             -------       -------
      Total                          $ 1,066     $ 1,045    6.39%                    $ 1,098       $ 1,035     6.47%
                                     =======     =======                             =======       =======

Available for sale:
-------------------
  U.S. Securities:
    Due within 1 year                                                                $ 1,000       $   999
    Due after 1 year but within
      5 years                            503         506                                 504           492
                                     -------     -------                             -------       -------
        Total                            503         506    5.49%                      1,504         1,491     5.77%
                                     -------     -------                             -------       -------
  Obligations of U.S. Government
   agencies:
    Due within 1 year                    480         480                               2,114         2,048
    Due after 1 year but within
      5 years                          2,000       1,989                               2,428         2,341
    Due after 5 years but within
      10 years                        13,688      13,440                              13,955        13,082
    Due after 10 years                 4,781       4,827                               1,670         1,564
                                     -------     -------                             -------       -------
        Total                         20,949      20,536    6.36%                     20,167        19,037     6.33%
                                     -------     -------                             -------       -------
  Corporate
    Due after ten years                   --          --                                 631           631     6.55%
                                                                                     -------       -------
  Obligations of states and
     political subdivisions
    Due after 1 year but within
      5 years                          1,373       1,370                                 704           692
    Due after 5 years but within
      10 years                         2,335       2,313                               3,425         3,246
    Due after 10 years                   375         366                                 305           285
                                     -------     -------                             -------       -------
        Total                          4,083       4,049    4.20%                      4,434         4,223     6.03%
                                     -------     -------                             -------       -------
Total                                $25,535     $25,091    6.22%                    $26,737       $25,382     6.55%
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

         Our investment securities portfolio of $26,489,217 at December 31, 2000, consisted of $1,066,548 of securities held to maturity, which are carried at amortized cost and $25,422,669 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $20,642 and unrealized losses were $464,320. Our investment securities portfolio of $26,788,770 at December 31, 1999, consisted of $1,097,629 of securities held to maturity, which are carried at amortized cost and $25,691,141 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $3,676 and unrealized losses were $1,358,321.

         As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $3,243 and unrealized losses of $24,599 at December 31, 2000, compared to $10,450 unrealized gains and $4,978 unrealized losses of $67,264 at year end December 31, 1999.

         At December 31, 1999, we had approximately $500,000 of structured notes in the available for sale category, which constitutes approximately 1.88% of its investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest rate movements and expose Volunteer to greater market risk than traditional medium-term notes. All of our investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The unrealized loss in these securities was approximately $40,000 or 8.61% of total gross unrealized losses on available for sale securities. The market risk associated with the structured notes is not considered material to our financial position, results of operations or liquidity.

LOAN PORTFOLIO

         Total loans of $74,039,000 at December 31, 2000, reflected an increase of $6,399,000 compared to total loans for the year ended December 31, 1999. Residential real estate loans, which historically have had low loss experience, increased $2,437,000 or 9.61%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $1,233,000 or 6.42%. Commercial and industrial loans and agricultural loans increased by $2,523,000 or 29.31%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans increased by $608,000, or 4.35%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hawkins and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions.

    The following table sets forth the composition of the Company's loan portfolio as December 31, 2000 and 1999.

                                                December 31,
                                            --------------------
(In thousands)                                2000         1999
                                            -------      -------
Real estate loans:
  Construction and land development         $ 6,752      $ 7,271
  Secured by farmland and improvements        1,692        2,406
  Secured by residential properties          27,868       25,431
  Commercial real estate loans               11,971        9,505
                                            -------      -------
    Total real estate loans                  48,283       44,613
Loans to farmers                              1,555        1,455
Commercial and industrial loans               9,629        7,206
Installment loans                            11,358       11,116
Other consumer loans                          3,196        2,830
All other loans                                  18          420
                                            -------      -------
    Total loans                             $74,039      $67,640
                                            =======      =======

    The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year.

                                                          DECEMBER 31, 2000
                                          --------------------------------------------------
                                                            MATURITY RANGE
                                          --------------------------------------------------
                                          ONE YEAR     ONE THROUGH       OVER
                                           OR LESS     FIVE YEARS     FIVE YEARS      TOTAL
                                          --------     ----------     ----------      -----
(In thousands)
Real estate construction loans             $ 6,618       $   134        $            $ 6,752
Real estate mortgage loans                  18,364        14,922          8,245       41,531
Commercial and industrial loans              6,844         2,489            296        9,629
Agricultural loans                           1,183           372                       1,555
All other loans                              5,376         8,918            278       14,572
                                           -------       -------        -------      -------
  Total loans                              $38,385       $26,835        $ 8,819      $74,039
                                           =======       =======        =======      =======

         The sensitivity to interest rate changes of that portion of Company's loan portfolio that matures after one year is set below:

Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 1999 (in thousands);

Fixed rate                                       $20,860
Floating rate                                      5,598
                                                 -------
                                                 $26,458
                                                 -------

Other loans maturing after one year:

Fixed rate                                       $ 9,083
Floating rate                                        113
                                                 -------
                                                 $ 9,196
                                                 -------

  Total loans maturing after one year            $35,654
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

         The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $985,784 at year end 2000, or 1.33% of loans outstanding, net of unearned income, compared to $842,328 or 1.25% at year end 1999.

RESERVE FOR LOAN LOSSES

The following table presents the data related to the Company's reserve for loan losses for the years ended December 31, 2000 and 1999:

                                                       December 31,
                                                    ------------------
                                                     2000         1999
                                                    -----        -----
(In thousands)
Balance at beginning of period                      $ 842        $ 811
Charge offs:
  Commercial, financial and agricultural               (2)         (93)
  Real estate mortgage                                (47)           0
  Installment loans to individuals                    (86)        (122)
                                                    -----        -----
                                                     (135)        (215)
                                                    -----        -----
Recoveries:
  Commercial, financial and agricultural                4            0
  Real estate mortgage                                  0            0
  Installment loans to individuals                     35            6
                                                    -----        -----
                                                       39            6
                                                    -----        -----
Net charge offs                                       (96)        (209)
                                                    -----        -----
Additions charged to operations                       240          240
                                                    -----        -----
Balance at end of period                            $ 986        $ 842
                                                    =====        =====
Ratio of net charge offs during the period to
  average loans outstanding during the period        0.13%        0.33%
                                                    =====        =====
Average allowance for loan losses to average
  total loans                                        1.30%        1.35%
                                                    =====        =====

    At December 31, 2000 and 1999, the allowance for loan losses was allocated as follows: (In thousands)

                                                     December 31, 2000                          December 31, 1999
                                                 ---------------------------------      ---------------------------------
                                                          Percent of loans in each               Percent of loans in each
                                                 Amount   category to total loans       Amount   category to total loans
  Commercial, financial and agricultural          $294           15.11%                  $339           13.42%
  Real estate mortgage                             152           65.21%                     -           65.96%
  Installment loans to individuals                 540           19.68%                   503           20.62%
                                                  ----          ------                   ----          ------
                                                  $986          100.00%                  $842          100.00%
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

Non-performing assets (In thousands)                                                   December 31
                                                                                 -----------------------
                                                                                   2000            1999
                                                                                   ----            ----
Nonaccrual loans                                                                 $   513         $   264
Restructured loans                                                                     -               -
Other loans past due 90 days or more to principal or interest payments               671             221
Non-performing loans as a percentage of net loans before allowance
  for loan losses                                                                   1.60%           0.72%
Allowance for loan losses as a percentage of nonperforming loans                   83.28%         173.61%

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

LIQUIDITY

The following table sets forth liquidity ratios for the periods indicated:



                                                       2000       1999
                                                      -----      -----
Average loans to average deposits . . . . . .         71.90%     69.14%

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

         Our consolidated capital ratios are set forth below. See Note 12 to the Notes to Consolidated Financial Statements for Bank-only capital ratios.

                                                              December 31,
                                                      --------------------------
                                                         2000            1999
                                                         ----            ----

(Dollars in thousands)
CAPITAL:
Tier I capital:
        Stockholders' common equity                    $  5,320       $   4,090
         Less unrealized (loss) gain in securities         (275)           (840)
         Less disallowed intangibles                       (149)           (167)
                                                       --------       ---------
              Total Tier I capital                        5,446           4,763

Tier II capital:
        Qualifying allowance for loan losses                921             842
                                                       --------       ---------
                        Total capital                  $  6,367       $   5,605
                                                       ========       =========

Risk-adjusted assets                                   $ 73,592       $  66,780
Quarterly average assets                               $114,561       $ 108,494

RATIOS:
Tier I capital to risk-adjusted assets                     7.40%           7.13%
Tier II capital to risk-adjusted assets                    1.25%           1.26%
Total capital to risk-adjusted assets                      8.65%           8.39%
Leverage - Tier I capital to quarterly
  average assets less disallowed intangibles               4.75%           4.40%


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

         On December 31, 2000, the Bank and Volunteer exceeded the regulatory minimums and qualified under the regulations as a well-capitalized institution and an adequately capitalized institution, respectively.

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

         We believe that at March 1, 2001, the Bank was well capitalized under the criteria discussed above.

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

BROKERED DEPOSITS AND PASS-THROUGH INSURANCE

         The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because we believe that the Bank was well capitalized as of March 1, 2001, we believe the brokered deposits regulation will have not material effect on the funding or liquidity of the Bank.

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

EMPLOYEES

         At December 31, 2000, the Company had a total of 49 employees with 2 of those employed on a part-time basis.

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

         There were 473 holders of record of the Common Stock as of March 15, 2001.

         Payment of dividends is at the discretion of the board of directors. While we have paid dividends in recent years, the board of directors cannot predict when such dividends, if any, will be made. The payment of dividends, if any, shall at all times be subject to the payment of our expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The purpose of this discussion and analysis is to provide the reader with a concise description of our financial condition and changes therein and results of our operations and the Bank for the years ended December 31, 2000 and 1999.

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

RESULTS OF OPERATIONS

         Net income for 2000 was $730,077 increasing $19,821 compared with net income of $710,256 for 1999. Our return on average assets was 0.66% for 2000 or 96% the return on average assets of 0.69% for 1999. Our return on average equity decreased to 15.52% for 2000 compared with 16.96% for 1999.

         Our net income for 2000 and 1999 were impacted by the following:

         -- The yield on average interest earnings assets was 8.91% for 2000 increasing 0.44% from 8.47% for 1999.

         -- Average earning assets increased $7,233,000 to $101,717,000 for 2000 compared to $94,484,000 for 1999.

         -- Yield on average interest bearing liabilities increased 0.48% from 4.94% in 1999 to 5.42% for 2000.

         -- Average interest bearing liabilities increased $5,706,000 to $92,985,000 for 2000 compared to $87,279,000 for 1999.

         -- Average interest earning assets to average total assets increased slightly from 91.59% for 1999 to 92.54% for 2000.

         -- Average interest bearing liabilities to average total assets decreased from 84.61% for 1999 to 84.60% for 2000.

         As a result of the foregoing net interest income as a percentage of average interest earning assets increased from 3.90% for 1999 to 3.96% for 2000. Accordingly, net interest income for 2000 of $3,929,505 was only $339,199 greater than net interest income of $3,590,306 for 1999.

         Net interest income for 2000 was negatively impacted by an increase in interest expense of $4,000 on parent company only borrowings. This increase of $4,000 was attributable to an increase in the rate of interest paid on this debt. Average parent company only borrowings were $2,520,000 for 2000 or a decrease of $292,000 compared to 1999 of $2,812,000. The increase of $4,000 was attributable to an increase in the average rate on such outstanding borrowings from 7.40% for 1999 to 8.41% for 2000. The borrowing was incurred in order to increase the capital of our subsidiary bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

         The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31, 2000 and 1999.




                                                           2000                                    1999
                                        ------------------------------------------ ----------------------------------------------
(Fully taxable equivalent)                                  Interest     Average                     Interest       Average
(Dollars in thousands except               Average          Income/       Yields/      Average        Income/        Yields/
for per share data)                        Balance          Expense        Rate        Balance        Expense         Rate
                                           -------          --------     -------       -------        -------       --------

ASSETS:

Interest-earning assets:

Loans net of unearned income            $ 71,927          $7,156         9.95%         $ 63,895       $ 6,083         9.52%
U.S. Treasury and other U.S.
  government agencies                     22,237           1,427         6.42%           23,765         1,512         6.36%
States and municipalities                  4,424             286         6.46%            4,359           284         6.52%
FHLB stock                                   317              23         7.26%              288            20         6.94%
Federal funds sold                         2,812             175         6.22%            2,177           102         4.69%
                                        --------          ------         ----          --------       -------         ----
    Total interest-earning
      assets/interest income             101,717           9,067         8.91%           94,484         8,001         8.47%
                                        --------          ------                       --------       -------
Cash and due from banks                    2,883                                          3,702
Other assets                               6,247                                          5,834
Allowance for loan losses                   (937)                                          (861)
                                        --------                                       --------
    Total                               $109,910                                       $103,159
                                        ========                                       ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:

Interest-bearing liabilities:

Demand deposits                         $ 19,998          $  852         4.26%           15,761           562          3.57%
Savings                                    4,706             142         3.02%            4,227           126          2.98%
Individual retirement accounts             8,813             504         5.72%            7,449           363          4.87%
Time certificates                         55,609           3,255         5.85%           54,380         2,910          5.35%
Fed funds purchased                                                                         145             8          5.52%
FHLB advances                                143               9         6.29%              862            48          5.57%
Securities sold under repurchase           1,196              68         5.69%            1,643            89          5.42%
Note payable                               2,520             212         8.41%            2,812           208          7.40%
                                        --------          ------                       --------        ------
  Total interest-bearing
    liabilities/interest expense          92,985           5,042         5.42%           87,279         4,314          4.94%
                                        --------          ------                       --------        ------
Non-interest bearing demand
  deposits                                10,917                                         10,598
Other liabilities                          1,303                                          1,094
Stockholders' equity                       4,705                                          4,189
                                        --------                                       --------
  Total                                 $109,910                                       $103,159
                                        ========                                       ========
Net interest earnings                                     $4,025                                      $ 3,687
                                                          ======                                      =======
Net interest on interest earning
  assets                                                                 3.96%                                         3.90%
                                                                         ====                                          ====

Return on average assets                    0.66%                                          0.69%
Return on average equity                   15.52%                                         16.96%
Cash dividends declared                  $64,683                                       $ 53,903
Dividend payout ratio                       8.86%                                          7.59%


         Non-interest expense increased $280,838 from $2,659,046 for 1999 to $2,939,884 for 2000. Non-interest expense as a percentage of average assets increased by 0.09% from 2.58% in 1999 to 2.67% for 2000.

         The following table presents non-interest expense for 2000 compared to 1999 as a percentage of average assets and the changes therein (in thousands):

NONINTEREST EXPENSE


                                                       % AVERAGE                     % AVERAGE
                                          2000           ASSETS          1999          ASSETS
                                         ------        ---------        ------      ----------
Salaries and employee benefits           $1,603           1.46%         $1,434         1.39%
Occupancy, net                              227           0.21%            222         0.22%
Furniture and equipment                     333           0.30%            315         0.31%
Directors fees                               80           0.07%             52         0.05%
Advertising                                  37           0.03%             37         0.04%
FDIC insurance                               19           0.02%             10         0.01%
Office supplies                              72           0.07%             48         0.05%
Professional services                        71           0.06%             72         0.07%
Telephone                                    48           0.04%             47         0.05%
Postage and courier                          52           0.05%             56         0.05%
Other                                       398           0.36%            366         0.35%
                                         ------                        -------

                                         $2,940           2.67%        $ 2,659         2.58%
                                         ======           ====         =======         =====


         Non-interest expenses increased 10.56% in absolute terms from 1999 to 2000 and increased as a percentage of average total assets. The increase is attributable to an expansion of our asset base with a corresponding increase in non-interest expenses. Occupancy expense increased in 2000 by 5.36% primarily attributable overall asset growth. Non-interest expense as a percentage of average assets is expected to decline as growth in Bank assets is expected to increase faster than the growth in non-interest expense.

         The provision for loan losses in 2000 and 1999 was $240,000. The provision for loan losses is the amount management deems necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserve is determined by management after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by Volunteer, historic loan-loss experience, loan mix and the level of loans relative to reserves.

         Non-interest income decreased $25,078 from $381,384 in 1999 to $356,306 in 2000 primarily due to a decrease in gains on securities.

         Income tax expense increased $13,462 from $362,388 in 1999 to $375,850 in 2000.

FINANCIAL POSITION

         Our total assets grew 7.07% or $7.67 million during 2000 to $116.14 million at year end 2000 from $108.47 million at year end 1999. This growth is primarily attributable to growth of $10.92 million in deposits and securities sold under repurchase agreements during 2000 to $107.06 million at year end 2000 from $96.14 million at year end 1999.

         Portfolio securities decreased $300,000 in 2000 to $26.49 million at year end 2000 from $26.79 million at year end 1999 while federal funds increased $6.37 million during 2000.

         Loans increased $6.45 million during 2000 to $74.02 million at year end 2000 compared to $67.57 million at year end 1999. Of this growth real estate mortgage loans grew $3.67 million in 2000 and consumer loans grew $0.61 million in 2000. Real estate mortgage loans represented 65.21% of gross outstanding loans at year end 2000. Consumer loans represented 19.65% of gross outstanding loans at year end 2000.

         Deposits, securities sold under repurchase agreements and short-term Federal Home Loan Bank Advances grew $6.42 million in 2000 from $100.64 million at year end 1999 to $107.06 million at year end 2000.

CAPITAL REQUIREMENTS

         Our equity capital was $5.32 million at year end 2000 compared to $4.09 million at year end 1999. This increase of approximately $1,230,000 consists of our net income for 2000 of $730,777, an increase in the accumulated other comprehensive income of $564,800 and dividends paid of $64,683.

         The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

         Management believes, as of December 31, 2000, that we meet all capital requirements to which we are subject and that we are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond our control, such as a downturn in the local economy, could adversely affect future earnings and, consequently, our ability of to meet our future minimum capital requirements.

         The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at December 31, 2000.

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

ASSET QUALITY

         Non-performing and other loans past due 90 days or more were $1,184,087 at year end 2000 compared to $485,528 at year end 1999 representing an increase of $698,559. Non-performing loans as a percentage of net loans before the allowance for loan losses was 1.59% at year end 2000 and 0.72% at year end 1999. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was 83.25% at year end 2000 and 173.5% at year end 1999. Other real estate owned increase $210,842 to $555,332 at year end 2000 compared to $344,850 at year end 1999. We had no material restructured loans in 2000 or 1999. Our asset quality continues to be good which is a result of good underwriting standards coupled with aggressive collection efforts and a good local economy.

         The increase in non-accrual loans is mainly attributable to a participation purchased from a nonrelated financial institution. The participation is secured by real estate and no loss is anticipated.

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

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Index to Consolidated Financial Statements:

         Independent Auditor's Report...........................................................................F-1

         Consolidated Balance Sheets at December 31, 2000 and 1999..............................................F-2

         Consolidated Statements of Earnings for the years ended December 31, 2000 and 1999.....................F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 2000 and 1999....................................................................F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999...................F-5

         Consolidated Statements of Comprehensive Income for the years ended
                  December 31, 2000 and 1999....................................................................F-6

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

         REED D. MATNEY (51) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

         G. DOUGLAS PRICE (60) has served as a Director since 1994. Mr. Price is retired and was the former Executive for Hawkins County, Tennessee.

         WILLIAM E. PHILLIPS (53) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

         H. LYONS PRICE (66) has served as the Secretary/Treasurer and Director since 1994. Mr. Price was employed by First Union National Bank of Tennessee until June 1993.

         GARY E. VARNELL (54) has served as a Director since 1994. Mr. Varnell is the owner and operator of a retail office products store in Rogersville, Tennessee.

         GEORGE L. BROOKS (71) has served as a Director since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

         SHIRLEY A. PRICE (66) has served as a Director since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee.

         LEON GLADSON (75) has served as a Director since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

         EDDIE FREEMAN (48) has served as a Director since 1995 and serves as Vice President and Manager of the Bank's Church Hill office.

         NEIL D. MILLER (81) has served as a Director since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

         M. CARLIN GREENE (58) has served as a Director since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

         SCOTT F. COLLINS (52) has served as a Director since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

         LAWRENCE E. GRAY (56) has served as a Director since 1994 and serves as Executive Vice President of the Bank.

         No director of the Company is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

         During 2000 our Board of Directors held 3 meetings. The Directors of Volunteer also serve as directors of the Bank. The Board of Directors of the Bank held 12 meetings in 2000. No director attended less than 75% of the meetings held by Volunteer or the Bank during 2000. The Directors received no compensation as directors of Volunteer but as directors of the Bank received $300 for each meeting attended.

         The Board of Directors has three committees. Messrs. Phillips, H. Lyons Price and Matney serve as the Executive Committee, Messrs. Doug Price, Gladson and Collins serve as members of the Audit Committee and Messrs. Phillips, Matney, H. Lyons Price and G. Douglas Price serve as members of the Trust Committee. These persons receive no compensation as members of such committees.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid by Volunteer to our chief executive officer. No other executive officer received cash compensation in excess of $100,000 (determined as of the end of 2000) for the years ended December 31, 2000, 1999 and 1998.

                                                                 Annual
                                                               Compensation
                                                               ------------
Name and Position                               Year            Salary ($)
-----------------                               ----            ----------
                                                2000             100,000
Reed Matney                                     1999              86,000
Chief Executive Officer and President           1998              78,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 15, 2001, our records indicated that the following number of shares were beneficially owned by (i) each person known by us to beneficially own more than 5% of our shares; (ii) directors and persons nominated to become directors of Volunteer and executive officers; and (iii) our directors and executive officers as a group.

                                                                      Amount and Nature
                            Name of                               of Beneficial Ownership        Percent
                        Beneficial Owner                              (Number of Shares)         of Class
                        ----------------                              ------------------         --------

(i)    Ralph T. Hurley...................................                   85,500                15.86%
       Rt. 2 Box 157
       Sneedville, TN  37869

(ii)   William E. Phillips(1)............................                   22,495                 4.17
       Lawrence E. Gray(2)...............................                   18,641                 3.46
       Shirley A. Price..................................                    7,962                 1.48
       Reed D. Matney....................................                    8,393                 1.56
       Leon Gladson......................................                    3,723                    *
       Eddie Freeman.....................................                    1,892                    *
       G. Douglas Price(3)...............................                   15,934                 2.96
       Gary E. Varnell(4)................................                   16,260                 3.02
       Scott F. Collins..................................                    1,647                    *
       H. Lyons Price....................................                    6,165                 1.14
       George L. Brooks..................................                    6,165                 1.14
       M. Carlin Greene..................................                   14,238                 2.64
       Neil D. Miller....................................                   11,150                 2.07

(iii)  Directors and executive officers as a group (13                     134,665                24.98%
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

                           December 31, 2000 and 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Volunteer Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in stockholders' equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



February 7, 2001
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                       2000              1999
                                                                       ----              -----
                                 ASSETS

Cash and due from banks (note 11)                                 $   3,162,867     $   8,031,055
Federal funds sold                                                    6,950,000           575,290
                                                                  -------------------------------
   Cash and cash equivalents                                         10,112,867         8,606,345
Investment securities available for sale (amortized
   cost of $25,866,347 and $27,045,786, respectively) (note 2)       25,422,669        25,691,141
Investment securities held to maturity (estimated market
   value of $1,045,192 and $1,035,343, respectively) (note 2)         1,066,548         1,097,629
Loans, less allowance for possible loan losses of $985,784 and
  $842,328 in 2000 and 1999, respectively (note 3)                   73,038,920        66,732,428
Accrued interest receivable                                           1,213,319         1,028,360
Premises and equipment, net (note 4)                                  4,052,044         4,074,250
Other real estate                                                       552,332           344,850
Deferred income taxes (note 9)                                          321,358           607,860
Goodwill (note 1)                                                       149,142           167,025
Other assets                                                            210,192           119,844
                                                                  -------------------------------
    Total assets                                                  $ 116,139,391     $ 108,469,732
                                                                  ===============================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (notes 2 and 5)
   Non-interest bearing                                           $  10,894,819     $  11,072,700
   Interest bearing                                                  95,112,867        83,751,347
                                                                  -------------------------------
     Total deposits                                                 106,007,686        94,824,047
Accrued interest payable                                              1,140,033           851,394
FHLB advances (note 7)                                                     --           4,500,000
Securities sold under repurchase agreements (note 17)                 1,052,513         1,321,090
Other accrued taxes, expenses and liabilities                           124,026            93,262
Long-term debt (note 6)                                               2,495,000         2,790,000
                                                                  -------------------------------
     Total liabilities                                              110,819,258       104,379,793
                                                                  -------------------------------
Commitments and contingent liabilities (note 10)

Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares authorized,
        539,027 shares issued and outstanding                             5,390             5,390
   Additional paid-in capital                                         1,916,500         1,916,500
   Retained earnings                                                  3,673,323         3,007,929
   Accumulated other comprehensive income (note 1)                     (275,080)         (839,880)
                                                                  -------------------------------
     Total stockholders' equity                                       5,320,133         4,089,939
                                                                  -------------------------------
        Total liabilities and stockholders' equity                $ 116,139,391     $ 108,469,732
                                                                  ===============================


           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                   2000            1999
                                                                   ----            ----
Interest income:
    Interest and fees on loans                                  $ 7,156,202     $6,082,587
    Interest on federal funds                                       175,342        102,471
    Interest on investment securities:
           Taxable                                                1,456,935      1,531,867
           Exempt from Federal income tax                           183,916        187,233
                                                                --------------------------
              Total interest income                               8,972,395      7,904,158
                                                                --------------------------

Interest expense:
    Interest on deposits                                          4,753,981      3,960,862
    Interest on other borrowed funds                                288,909        352,990
                                                                --------------------------
              Total interest expense                              5,042,890      4,313,852
                                                                --------------------------
Net interest income                                               3,929,505      3,590,306
Provisions for possible loan losses (note 3)                        240,000        240,000
                                                                --------------------------
Net interest income after provision for possible loan losses      3,689,505      3,350,306
                                                                --------------------------

Non-interest income:
    Service charges on deposit accounts                             228,132        204,185
    Other fees and commissions                                      106,532        106,561
    Securities (losses) gains (note 2)                               (3,152)        40,742
    Other non-interest income                                        24,794         29,896
                                                                --------------------------
              Total non-interest income                             356,306        381,384
                                                                --------------------------

Non-interest expense:
    Salaries and employee benefits (note 8)                       1,602,785      1,434,578
    Occupancy expenses, net                                         227,341        222,454
    Furniture and equipment expense                                 333,085        315,221
    Other non-interest expense (note 8)                             776,673        686,793
                                                                --------------------------
              Total non-interest expense                          2,939,884      2,659,046
                                                                --------------------------

              Net earnings before income taxes                    1,105,927      1,072,644

Income tax expense (note 9)                                         375,850        362,388
                                                                --------------------------

Net income                                                      $   730,077     $  710,256
                                                                ==========================

Income per common share                                         $      1.35     $     1.32
                                                                ==========================

Common shares outstanding                                           539,027        539,027
                                                                ==========================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                   Accumulated
                                      Common                                          Other
                                      Stock      Additional                          Compre-
                         Common       Stated      Paid-In         Retained           hensive
                         Shares       Value       Capital         Earnings           Income           Total
                         ------       -----      ----------       --------           ------           -----
Balance January
   1, 1999              539,027      $5,390      $1,916,500      $ 2,351,576       $ 127,099       $ 4,400,565

Net income                 --          --              --            710,256            --             710,256

Dividends declared         --          --              --            (53,903)           --             (53,903)

Other
  comprehensive
  income (loss)            --          --              --               --          (966,979)         (966,979)
                        --------------------------------------------------------------------------------------
Balance December
  31, 1999              539,027       5,390       1,916,500        3,007,929        (839,880)        4,089,939

Net income                 --          --              --            730,077            --             730,077

Dividends declared         --          --              --            (64,683)           --             (64,683)

Other
  comprehensive
  income (loss)            --          --              --               --           564,800           564,800
                        --------------------------------------------------------------------------------------
Balance December
  31, 2000              539,027      $5,390      $1,916,500      $ 3,673,323       $(275,080)      $ 5,320,133
                        ======================================================================================















           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                               2000             1999
                                                                               ----             ----
Cash Flows from Operating Activities:
   Net income                                                              $    730,077     $    710,256
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Deferred income taxes                                                      (59,665)           8,009
     Provision for loan losses                                                  240,000          240,000
     Provision for depreciation and amortization                                241,989          248,385
     Securities loss (gain)                                                       3,152          (40,742)
     FHLB stock dividends                                                       (23,100)         (20,200)
     (Increase) in interest receivable                                         (184,959)        (123,123)
     (Increase) in other assets                                                (297,830)        (320,972)
     Increase (decrease) in other liabilities                                   319,403         (323,712)
                                                                           -----------------------------
  Net cash provided by operating activities                                     969,067          377,901
                                                                           -----------------------------

Cash Flows from Investing Activities:
    Proceeds from calls and maturity of held to maturity securities              31,081          264,848
    Purchase of investment securities available for sale                     (1,141,013)     (11,325,770)
    Proceeds from calls and maturities of available for sale securities         866,582        4,664,861
    Proceeds from sale of available for sale securities                       1,473,818        5,559,166
    Net (increase) in loans                                                  (6,546,492)      (8,758,383)
    Capital expenditures                                                       (201,900)        (187,901)
                                                                           -----------------------------
  Net cash (used) in investing activities                                    (5,517,924)      (9,783,179)
                                                                           -----------------------------

Cash Flows from Financing Activities:
    Net increase in demand deposits, NOW accounts,
      IRA and savings accounts                                                5,800,426        3,608,080
    Net increase in certificates of deposit                                   5,383,213        3,550,835
    Net (decrease) in securities sold under
       repurchase agreements                                                   (268,577)        (141,040)
    FHLB advances                                                            (4,500,000)       4,500,000
    Dividends paid                                                              (64,683)         (53,903)
    Repayment of long-term debt                                                (295,000)        (255,000)
                                                                           -----------------------------
   Net cash provided by financing activities                                  6,055,379       11,208,972
                                                                           -----------------------------
Increase (decrease) in cash and cash equivalents                              1,506,522        1,803,694
Cash and cash equivalents beginning of year                                   8,606,345        6,802,651
                                                                           -----------------------------
Cash and cash equivalents end of year (note 1)                             $ 10,112,867     $  8,606,345
                                                                           =============================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                             $  4,754,251     $  4,402,357
                                                                           =============================
      Income taxes                                                         $    394,053     $    461,692
                                                                           =============================


           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                                    2000             1999
                                                                    ----             ----
Net income                                                       $   730,077     $   710,256
                                                                 ---------------------------

Other comprehensive income, before tax:

  Unrealized (losses) gains on securities available for sale:

    Unrealized holding (losses) gains arising during the
      period                                                         914,119      (1,600,386)

    Less: reclassification adjustment for (losses) gains
      included in income                                              (3,152)         40,742
                                                                 ---------------------------
Other comprehensive (loss) income                                    910,967      (1,559,644)

    Income taxes related to other comprehensive (loss)
      income                                                        (346,167)        592,665
                                                                 ---------------------------
  Other comprehensive (loss) income, net of income taxes             564,800        (966,979)
                                                                 ---------------------------
Total comprehensive (loss) income                                $ 1,294,877     $  (256,723)
                                                                 ===========================











           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



1.    Summary of Significant Accounting Policies

         The accounting policies of Volunteer Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the significant policies.

      a. Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary, Citizens Bank of East Tennessee (the "Bank"), formerly known as Citizens Bank of Sneedville, of which the Company owns 133,300 (100.0%) shares of the Bank's 133,300 issued and outstanding shares of voting common stock at December 31, 2000 and 1999. All material inter-company accounts and transactions have been eliminated in consolidation.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

         The Company and the Bank file consolidated income tax returns. Therefore, the provision arising from the operations of the Bank is payable to the Company as the amounts are utilized in the consolidated income tax returns. The amount due the Company at December 31, 2000 and 1999 was approximately $103,000 and $28,000, respectively.

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

     j.  Advertising Cost

         All advertising costs are expensed when incurred. Other advertising expense was $33,388 and $36,636 for the years ended December 31, 2000 and 1999, respectively. There was no direct-response advertising costs incurred for 2000 or 1999.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



2.   Investment Securities

     The carrying value of investment securities classified as available for sale at December 31, are as follows:

                                                         Available for Sale
                                               -----------------------------------------
                                                          December 31, 2000
                                                          -----------------
                                                        Gross          Gross
                                        Amortized    Unrealized      Unrealized       Carrying
                                           Cost         Gains          Losses           Value
                                           ----         -----          ------           -----
Securities of U.S. Treasury            $   503,117    $   2,663     $       --       $   505,780

Securities of U.S. Government
   agencies                             20,948,591       12,245         (424,424)     20,536,412

Obligations of states and political
    subdivisions                         4,082,839        5,734          (39,896)      4,048,677

Restricted securities:
  Federal Home Loan Bank stock             331,800         --               --           331,800
                                       ---------------------------------------------------------
                                       $25,866,347    $  20,642     $   (464,320)    $25,422,669
                                       =========================================================




                                                           Available for Sale
                                               --------------------------------------------
                                                           December 31, 1999
                                                           -----------------
                                                        Gross            Gross
                                        Amortized     Unrealized       Unrealized       Carrying
                                           Cost          Gains           Losses           Value
                                           ----          -----           ------           -----
Securities of U.S. Treasury            $ 1,504,493    $     1,215     $    (14,684)    $ 1,491,024

Securities of U.S. Government
   agencies                             20,166,827          2,461       (1,132,588)     19,036,700

Corporate bonds                            631,812           --               --           631,812

Obligations of states and political
    subdivisions                         4,433,954           --           (211,049)      4,222,905

Restricted securities:
  Federal Home Loan Bank stock             308,700           --               --           308,700
                                       -----------------------------------------------------------
                                       $27,045,786    $     3,676     $ (1,358,321)    $25,691,141
                                       ===========================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

     The amortized cost and approximate market value of investment securities classified as held to maturity at December 31, follows:

                                                                   Held to Maturity
                                                      -------------------------------------------
                                                                   December 31, 2000
                                                                   -----------------
                                                                 Gross          Gross         Estimated
                                               Amortized       Unrealized     Unrealized        Market
                                                  Cost           Gains          Losses          Value
                                                  ----           -----          ------          -----
Securities of U.S. Government agencies         $1,066,548      $  3,243       $  (24,599)     $1,045,192
                                               =========================================================



                                                                   Held to Maturity
                                                      ---------------------------------------------
                                                                   December 31, 1999
                                                                   -----------------
                                                                 Gross           Gross        Estimated
                                               Amortized       Unrealized     Unrealized        Market
                                                 Cost            Gains          Losses          Value
                                                 ----            -----          ------          -----
Securities of U.S. Government agencies         $1,097,629      $  4,978       $  (67,264)     $1,035,343
                                               =========================================================

     The components of the net unrealized (loss) gain on investment securities available for sale at December 31, recorded as a component of stockholders' equity are as follows:

                                                          2000           1999
                                                          ----           ----
            Gross unrealized gains                     $  20,642      $     3,676
            Gross unrealized losses                     (464,320)      (1,358,321)
                                                       --------------------------
              Gross unrealized (loss) gain, net         (443,678)      (1,354,645)
            Deferred tax effect                          168,598          514,765
                                                       --------------------------
            Net unrealized (loss) gain                 $(275,080)     $  (839,880)
                                                       ==========================

     The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------




                                              Available for Sale           Held to maturity
                                              ------------------           ----------------
                                                          Estimated                   Estimated
                                           Amortized        Market      Amortized       Market
                                             Cost           Value          Cost         Value
                                             ----           -----          ----         -----
      Due in one year or less             $   479,898    $   479,898    $     --      $     --

      Due after one year and through
         five years                         2,707,913      2,699,770          --            --

      Due after five years and through
         ten years                         17,189,966     17,217,878     1,009,428       985,557

      Due after ten years                   5,156,770      4,693,323        57,120        59,635
                                          ------------------------------------------------------
                                          $25,534,547    $25,090,869    $1,066,548    $1,045,192
                                          ======================================================

     The following table presents the gross realized gains and losses on investment securities transactions for the years ended December 31, 2000 and 1999.

                                          Realized gains        Realized Losses
                                       -------------------      ---------------
                                        2000        1999         2000      1999
                                        ----        ----         ----      ----
      Available for sale securities    $  --      $ 40,745     $(3,152)    $(3)
      Held to maturity securities      $  --          --          --        --
                                       ---------------------------------------
                                       $  --      $ 40,745     $(3,152)    $(3)
                                       =======================================

     At December 31, 2000 a net loss of $1,956 was realized, or a loss of $3,152 net of a tax benefit of $1,196. At December 31, 1999, a net gain of $40,742 was realized, or a gain of $25,276 net of a tax expense of $15,466.

     Investment securities with amortized cost of approximately $18,508,000 and market value of approximately $18,146,000 at December 31, 2000 were pledged to secure public deposits and for other purposes required or permitted by law. In 1999, investment securities with amortized cost of approximately $14,402,000 and market value of approximately $13,650,000 were pledged.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

     Loans, less allowance for possible loan losses at December 31, are summarized as follows:

                                                        2000           1999
                                                        ----           ----
         Commercial, financial and agricultural     $11,184,002    $ 8,661,030
         Real estate - construction                   6,752,002      7,271,025
         Real estate - mortgage                      41,531,010     37,342,128
         Consumer                                    14,554,003     13,946,048
         Other                                           18,000        420,001
                                                    --------------------------
                                                     74,039,017     67,640,232
         Less unearned interest                          14,313         65,476
                                                    --------------------------
                                                     74,024,704     67,574,756
         Less allowance for possible loan losses        985,784        842,328
                                                    --------------------------
                                                    $73,038,920    $66,732,428
                                                    ==========================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



     Loans at December 31, 2000 are scheduled to mature as follows:

                             Commercial,
                             Financial &    Real Estate   Real Estate
                            Agricultural   Construction    Mortgage       Consumer      Other
                            ------------   ------------   -----------    ----------    -------
        One year or less     $ 8,027,206    $6,617,650    $18,363,602    $ 5,364,379    $12,000
        After one through
          five years           2,861,377       134,352     14,921,977      8,911,516      6,000
        After five years
         through ten
         years                   202,599          --          802,012        278,108       --
        After ten years           92,820          --        7,443,419           --         --
                             ------------------------------------------------------------------
        Total                $11,184,002    $6,752,002    $41,531,010    $14,554,003    $18,000
                             ==================================================================

     At December 31, 2000, fixed and variable rate loans were as follows:

                   Fixed rate loans                    $ 47,490,418
                   Variable rate loans                   26,548,599
                                                       ------------
                                                       $ 74,039,017
                                                       ============

     Non-performing assets at December 31, were as follows:

                                                      2000          1999
                                                      ----          ----
        Loans past due over 90 days                $  670,597     $221,180
        Non-accrual loans                             513,490      264,348
        Other real estate owned                       555,332      344,850
                                                   -----------------------
                                                   $1,739,419     $830,378
                                                   =======================

     Foregone interest income on the above non-accrual loans was $69,805 and $11,341 at December 31, 2000 and 1999, respectively.

     At December 31, 2000 and 1999, the Bank had loans to its executive officers, directors and their affiliates of $415,954 and $1,300,692, respectively. At December 31, 2000 and 1999, the Bank had commitments to extend credit to its executive officers, directors and their affiliates of $1,196,292 and $1,143,280, respectively. All such loans and commitments were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. An analysis of related party loans from January 1 to December 31 is as follows:

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------




                                                 2000           1999
                                                 ----           ----
         Balance January 1                   $ 1,300,692     $ 1,125,486
         Payments received                      (311,366)       (519,346)
         Resigned from board of directors       (808,772)           --
         Advances made                           235,400         694,552
                                             ---------------------------
         Balance December 31                 $   415,954     $ 1,300,692
                                             ===========================

     Transactions in the allowance for possible loan losses of the Bank for the years ended December 31, are summarized as follows:

                                                      2000          1999
                                                      ----          ----
         Balance - beginning of year                $ 842,328     $ 810,563
         Provisions charged to operating expense      240,000       240,000
         Loans charged-off                           (135,750)     (215,341)
         Recoveries                                    39,206         7,106
                                                    -----------------------
         Balance - end of year                      $ 985,784     $ 842,328
                                                    =======================

     As of December 31, 2000 and 1999, the Bank's recorded investment in impaired loans and disclosures related thereto were not material.

4.   Premises and Equipment, Net

     The detail of premises and equipment, net at December 31, is as follows:

                                             2000          1999
                                             ----          ----
         Land                             $  611,668    $  642,257
         Buildings                         3,248,849     3,080,586
         Furniture and equipment           1,339,990     1,296,631
                                          ------------------------
                                           5,200,507     5,019,474
         Less accumulated depreciation     1,148,463       945,224
                                          ------------------------
                                          $4,052,044    $4,074,250
                                          ========================

     Depreciation related to premises and equipment for the years ended December 31, 2000 and 1999 was $224,106 and $230,502, respectively.

     The Bank leases a parcel of real estate in Rogersville . The parcel is leased through September 1, 2009. The Bank subleased this parcel on January 15, 2001, to the town of Rogersville through January 1, 2006. In addition, certain computer and other equipment is leased under various long term operating leases. Total net rental expense for these leases was $117,166 and $107,023 for December 31, 2000 and 1999, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



     Future net minimum rental commitments under noncancellable leases and subleases are as follows:

                              Gross                      Net
          Year                Rents      Sublease       Rents
          ----                -----      --------       -----
          2001             $  117,927   $  (12,000)  $  105,927
          2002                 98,078      (12,000)      86,078
          2003                 42,540      (12,000)      30,540
          2004                 42,540      (12,000)      30,540
          2005                 42,540      (12,000)      30,540
       Thereafter             165,115           --      165,115
                           ------------------------------------
          Total            $  508,740   $  (60,000)  $  448,740
                           ====================================

5.   Deposits

     Deposits at December 31, are summarized as follows:

                                                          2000           1999
                                                          ----           ----
         Demand deposits                              $ 10,894,819    $11,072,700
         NOW and money market accounts                  22,530,226     16,213,017
         Savings                                         4,612,266      4,395,920
         Individual retirement accounts                  1,966,786      2,522,034
         Certificates of deposits - under $100,000      45,720,716     44,525,276
         Certificates of deposits - over $100,000       20,282,873     16,095,100
                                                      ---------------------------
                                                      $106,007,686    $94,824,047
                                                      ===========================

     The amounts and scheduled maturities of certificate accounts at December 31, are as follows:

                                                 2000              1999
                                                 ----              ----
         Within one year                      $61,978,613    $53,932,335
         After one but within two years         3,430,979      6,564,041
         After two but within three years         473,997         41,000
         After three but within four years         82,000         11,000
         After four but within five years          38,000         72,000
                                              --------------------------
                                              $66,003,589    $60,620,376
                                              ==========================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------


     Demand deposits reclassified as loans (overdrafts) aggregated approximately $48,000 and $37,000 at December 31, 2000 and 1999, respectively.

     Deposits of executive officers, directors and their affiliates aggregated approximately $2,546,000 and $1,898,000 at December 31, 2000 and 1999,
     respectively.

6.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $2,495,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 2000 the rate on the note was 8.57% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter as follows:

                    January 31,               Principal Due
                    -----------               -------------
                       2001                         325,000
                       2002                         360,000
                       2003                         395,000
                       2004                         435,000
                       2005                         470,000
               2006 (Final Maturity)                510,000
                                              -------------
                                              $   2,495,000
                                              =============

     The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

7.   FHLB Advances

     FHLB advances at December 31, 1999 represent short term advances with three month maturities and bear an average rate of 5.57%. These advances were repaid during 2000 and there were no outstanding advances at December 31, 2000. The Bank is required to maintain eligible collateral representing 150 percent of the current outstanding balance of all advances. At December 31, 1999, eligible collateral was pledged to secure advances as follows:

                                          2000                1999
                                          ----                ----
          FHLB advances              $          --    $     4,500,000
                                     ================================
          Pledged collateral         $          --    $     6,750,000
                                     ================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



8.   Other Non-Interest Expenses

     The major components of other non-interest expense at December 31, are summarized as follows:

                                                  2000        1999
                                                  ----        ----
         Directors fees                         $ 80,500    $ 52,200
         Professional services                    71,430      72,411
         Postage and courier                      51,868      55,806
         Stationary and printing                  72,132      47,505
         Other                                   500,743     458,871
                                                --------------------
            Total other non-interest expense    $776,673    $686,793
                                                ====================

     The increase in salaries and employee benefits, occupancy expense, furniture and equipment expenses and other non-interest expense for 2000 is due primarily to the increased costs associated with the growth of the Bank.

9.   Income Taxes

     The components of income tax expense are as follows:

                                     2000          1999
                                     ----          ----
                   Current         $ 435,515     $354,379
                   Deferred          (59,665)       8,009
                                   ----------------------
                                   $ 375,850     $362,388
                                   ======================

     The sources of deferred income taxes and the tax effect of each are as follows:

                                         2000         1999
                                         ----         ----
         Accrual to cash conversion    $  2,148     $  8,158
         Provision for loan losses      (65,616)     (12,039)
         Accelerated depreciation        (2,941)      13,507
         FHLB stock dividends             9,652        7,668
         Other, net                      (2,908)      (9,285)
                                       ---------------------
                                       $(59,665)    $  8,009
                                       =====================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



     A reconciliation of the provision for income taxes as shown in the statements of earnings with that which would be computed by applying the statutory Federal income tax rate of 34 percent to income before income taxes is as follows:

                                                            2000          1999
                                                            ----          ----
         Tax expense at statutory rate                   $ 376,015     $ 364,700
         Increase (decrease) in taxes resulting from:
           Tax-exempt interest                             (49,908)      (55,949)
           Amortization of goodwill                          6,080         6,080
           State income taxes net of
              Federal income tax                            44,559        43,344
           Other, net                                         (896)        4,213
                                                         -----------------------
                                                         $ 375,850     $ 362,388
                                                         =======================

     The components of the net deferred tax asset/liability recognized by the Company at December 31, are as follows:

                                                                2000           1999
                                                                ----           ----
         Deferred tax liabilities:
           FHLB stock dividends                               $ (17,320)    $  (7,668)
           Accumulated depreciation                             (60,763)      (63,704)
                                                              -----------------------
                Total liabilities                               (78,083)      (71,372)
                                                              -----------------------
         Deferred tax assets:
           Accrual to cash conversion                             3,869         6,017
           Allowances for loan losses                           218,812       153,196
          Unrealized loss on securities available for sale      168,598       514,765
           Other, net                                             8,162         5,254
                                                              -----------------------
                 Total assets                                   399,441       679,232
                                                              -----------------------
         Net deferred tax asset/liability                     $ 321,358     $ 607,860
                                                              =======================

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

     The following table summaries the Company's significant commitments and contingent liabilities at December 31:

                                                       2000         1999
                                                       ----         ----
        Commitments to extend credit                $6,048,408   $6,335,646
        Standby letters of credit                      127,525       91,825
                                                    -----------------------
                                                    $6,175,933   $6,427,471
                                                    =======================

     In the opinion of management, no material adverse effect on the financial position of the Company and its subsidiary is anticipated as a result of these items.

11.  Cash and Due From Banks

     The Bank is required to maintain a minimum cash reserve with the Federal Reserve Bank and/or in vault cash. The minimum requirement at December 31, 2000 and 1999 was $568,000 and $426,000, respectively. At December 31, 2000, the Bank had approximately $32,000 on deposit at federally insured financial institutions in excess of the amount federally insured.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

                                                               December 31, 2000
                                                  -----------------------------------------
                                           Capital Adequacy                     Prompt Corrective Action
                                     ----------------------------             ----------------------------
                                     Required              Actual             Required              Actual
                                     --------              ------             --------              ------
(In Thousands)                    Amount   Ratio      Amount    Ratio       Amount   Ratio      Amount    Ratio
                                  ------   -----      ------    -----       ------   -----      ------    -----
Tier I Capital (to
     average assets)              $4,582   4.00%      $7,857     6.86%      $4,582   4.00%      $7,857     6.86%
                                  ======   =====      ======    ======      ======   =====      ======    ======
Tier I Capital (to risk-
      weighted assets)            $2,943   4.00%      $7,857    10.68%      $2,943   4.00%      $7,857    10.68%
                                  ======   =====      ======    ======      ======   =====      ======    ======
Total Capital (to risk-
     weighted assets)             $5,887   8.00%      $8,778    11.93%      $5,887   8.00%      $8,778    11.93%
                                  ======   =====      ======    ======      ======   =====      ======    ======



                                                               December 31, 1999
                                                  -----------------------------------------
                                           Capital Adequacy                     Prompt Corrective Action
                                     ----------------------------             ----------------------------
                                     Required              Actual             Required              Actual
                                     --------              ------             --------              ------
(In Thousands)                    Amount   Ratio      Amount    Ratio       Amount   Ratio      Amount    Ratio
                                  ------   -----      ------    -----       ------   -----      ------    -----
Tier I Capital (to
     average assets)              $4,333   4.00%      $7,466     6.90%      $4,333   4.00%      $7,466     6.90%
                                  ======   =====      ======    ======      ======   =====      ======    ======
Tier I Capital (to risk-
      weighted assets)            $2,672   4.00%      $7,466    11.18%      $2,672   4.00%      $7,466    11.18%
                                  ======   =====      ======    ======      ======   =====      ======    ======
Total Capital (to risk-
     weighted assets)             $5,343   8.00%      $8,301    12.43%      $5,343   8.00%      $8,301    12.43%
                                  ======   =====      ======    ======      ======   =====      ======    ======

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------


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

     Management believes, as of December 31, 2000, that the Bank and Company meet all capital requirements to which they are subject. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

14.  Condensed Financial Information

     Following is condensed financial information of Volunteer Bancorp, Inc. (Parent Company Only):

                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                            Condensed Balance Sheets

                                                        December 31
                                                    ------------------
                                                    2000          1999
                                                    ----          ----
         Assets:
            Cash                                 $   11,461    $   88,708
            Investment in subsidiary              7,581,234     6,626,162
            Goodwill                                149,142       167,025
            Deferred income taxes                     7,139        10,703
            Tax benefit receivable                  102,982        27,627
                                                 ------------------------
                                                 $7,851,958    $6,920,225
                                                 ========================

         Liabilities and stockholders' equity
            Long-term debt                       $2,495,000    $2,790,000
            Accrued interest payable                 36,825        40,286
            Stockholders' equity                  5,320,133     4,089,939
                                                 ------------------------
                                                 $7,851,958    $6,920,225
                                                 ========================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                        Condensed Statements of Earnings

                                                             Years Ended December 31
                                                             -----------------------
                                                                 2000        1999
                                                                 ----        ----
         Income:
            Dividends from subsidiary                          $510,323    $460,028
                                                               --------------------
         Expenses:
            Interest                                            211,864     207,756
            Professional services                                39,924      43,984
            Other expenses                                       12,122      11,167
                                                               --------------------
               Total expense                                    263,910     262,907
                                                               --------------------
            Income (loss) before tax benefit and equity in
              undistributed subsidiary income                   246,413     197,121
            Tax benefit                                          93,392      93,010
            Equity in undistributed subsidiary income           390,272     420,125
                                                               --------------------
               Net income                                      $730,077    $710,256
                                                               ====================


                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                       Condensed Statements of Cash Flows

                                                              Years Ended December 31
                                                              -----------------------
                                                                  2000         1999
                                                                  ----         -----
         Operating Activities:
            Net income                                         $ 730,077     $ 710,256
            Adjustment to reconcile net income to net cash
               provided by operating activities:
            Equity in undistributed subsidiary earnings         (390,272)     (420,125)
            Deferred income taxes                                  3,564         3,564
            Amortization                                          17,883        17,883
            (Increase) decrease in other assets                  (75,355)          844
            (Decrease) increase in other liabilities              (3,461)        2,731
                                                               -----------------------
            Net cash provided by operating activities            282,436       315,153
                                                               -----------------------
         Financing activities:
            Dividends paid                                       (64,683)      (53,903)
            Repayment of note payable                           (295,000)     (255,000)
                                                               -----------------------
            Net cash (used) provided by financing activities    (359,683)     (308,903)
                                                               -----------------------
         Change in cash and equivalents                          (77,247)        6,250
         Cash and equivalents - beginning                         88,708        82,458
                                                               -----------------------
         Cash and equivalents - ending                         $  11,461     $  88,708
                                                               =======================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



                             Volunteer Bancorp, Inc.
                              (Parent company only)
                  Condensed Statements of Comprehensive Income

                                                                         Years Ended December 31
                                                                         -----------------------
                                                                            2000          1999
                                                                            ----          ----
         Net income                                                      $  730,077    $ 710,256
                                                                         -----------------------

         Other comprehensive income:
           Company's share of subsidiary's other comprehensive income
             (loss), net of tax                                             564,800     (966,979)
                                                                         -----------------------

         Total comprehensive (loss) income                               $1,294,877    $(256,723)
                                                                         =======================

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



15.  Fair Value of Financial Instruments

     The fair value of financial instruments at December 31, are as follows:

                                            2000                             1999
                                            ----                             ----
                                  Carrying          Fair          Carrying          Fair
                                    Value           Value           Value           Value
                                    -----           -----           -----           -----
Financial assets:
    Cash and due from banks      $  3,162,867    $  3,162,867    $  8,031,055    $  8,031,055
    Federal funds sold              6,950,000       6,950,000         575,290         575,290
    Investment securities:         26,489,217      26,467,861      26,788,770      26,726,484
    Loans, net                     73,038,920      72,496,572      66,732,428      65,878,125
                                 ------------------------------------------------------------
                                 $109,641,004    $109,077,300    $102,127,543    $101,210,954
                                 ============================================================
Financial liabilities:
    Deposits                     $106,007,686    $107,200,930    $ 94,824,047    $ 94,945,727
    Securities sold under
      repurchase agreements         1,052,513       1,052,513       1,321,090       1,321,090
    FHLB advances                        --              --         4,500,000       4,500,000
    Long-term debt                  2,495,000       2,495,000       2,790,000       2,790,000
                                 ------------------------------------------------------------
                                 $109,555,199    $110,748,443    $103,435,137    $103,556,817
                                 ============================================================
Unrecognized financial
    instruments:
    Commitments to extend
        credit                   $       --      $       --      $       --      $       --
    Standby letters of credit    $       --      $       --      $       --      $       --
                                 ------------------------------------------------------------
                                 $       --      $       --      $       --      $       --
                                 ============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------


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

     The Board of Directors has discretion in establishing the amount of the Bank's contributions to the plan, if any. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $10,000 per year. The participants are fully vested in any voluntary contributions they make. The Bank contributed $16,702 and $7,588 to the plan for the years ended December 31, 2000 and 1999, respectively.

17.  Securities Sold Under Repurchase Agreements

     At December 31, 2000 and 1999, the carrying value of the securities sold under repurchase agreements, including accrued interest, was $2,359,347 and $2,255,041, respectively. The maximum amount outstanding during 2000 and 1999 was $1,335,304 and $1,861,726, respectively. The daily average of outstanding agreements during 2000 and 1999 was $1,196,534 and $1,643,233, respectively. The securities underlying the agreements are maintained under the Bank's control.

18.  Reclassification

     Certain reclassifications have been made to the December 31, 1999 financial statements in order to conform with the presentation of the December 31, 2000 financial statements.

19.  Impact of Recently Issued Accounting Standards

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the provisions of this Statement relating to the recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral did not have any material impact upon financial position or results of operation. Adoption of the remaining provisions relating to the transfer and servicing of financial assets and extinguishment of liabilities is not expected to have any material impact upon financial position or results of operations.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



20.  Selected Quarterly Financial Data (Unaudited)

     Summarized below are selected financial data regarding results of operations for the periods indicated.

                                First        Second        Third         Fourth
                               Quarter       Quarter       Quarter       Quarter        Year
                              ------------------------------------------------------------------
                                                            2000
                              ------------------------------------------------------------------
Total interest income         $2,097,893    $2,207,164    $2,282,964    $2,384,374    $8,972,395
Net interest income              958,065       990,410       996,607       984,423     3,929,505
Provision for loan losses         60,000        60,000        60,000        60,000       240,000
Non-interest income               86,288       100,949        89,909        79,160       356,306
Non-interest expense             749,980       736,530       731,838       721,536     2,939,884
Income before income taxes       234,373       294,829       294,678       282,047     1,105,927
Net income                    $  158,306    $  194,773    $  193,639    $  183,359    $  730,077
                              ==================================================================

Common shares outstanding        539,027       539,027       539,027       539,027       539,027
                              ==================================================================
Net income per
  common share outstanding    $     0.29    $     0.36    $     0.36    $     0.34    $     1.35
                              ==================================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------




                                 First        Second        Third        Fourth
                                Quarter       Quarter      Quarter       Quarter        Year
                              ------------------------------------------------------------------
                                                            1999
                              ------------------------------------------------------------------
Total interest income         $1,865,059    $1,961,650    $2,021,179    $2,056,270    $7,904,158
Net interest income              826,968       907,353       948,889       907,096     3,590,306
Provision for loan losses         60,000        60,000        60,000        60,000       240,000
Non-interest income              112,042        91,870        90,094        87,378       381,384
Non-interest expense             671,479       647,997       651,014       688,556     2,659,046
Income before income taxes       207,531       291,226       327,969       245,918     1,072,644
Net income                    $  141,016    $  192,507    $  209,277    $  167,456    $  710,256
                              ==================================================================

Common shares outstanding        539,027       539,027       539,027       539,027       539,027
                              ==================================================================
Net income per
  common share outstanding    $     0.26    $     0.36    $     0.39    $     0.31    $     1.32
                              ==================================================================

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







February 7, 2001
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 2000
--------------------------------------------------------------------------------

                                       Volunteer      Citizens Bank                    Consolidated
                                        Bancorp,         of East                        Volunteer
                                          Inc.          Tennessee                      Bancorp, Inc
          ASSETS                        (Parent)       (Subsidiary)    Eliminations   and Subsidiary
          ------                       -----------    -------------    ------------   --------------
Cash and due from banks                $    11,461    $   3,162,867    $   (11,461)   $   3,162,867
Federal funds sold                              --        6,950,000             --        6,950,000
Investment in subsidiary                 7,581,234               --     (7,581,234)              --
Investment securities                           --       26,489,217             --       26,489,217
Loans, net                                      --       73,038,920             --       73,038,920
Accrued interest receivable                     --        1,213,319             --        1,213,319
Premises and equipment                          --        4,052,044             --        4,052,044
Goodwill                                   149,142               --             --          149,142
Deferred income taxes                        7,139          314,219             --          321,358
Other assets                               102,982          762,524       (102,982)         762,524
                                       ------------------------------------------------------------
     Total assets                      $ 7,851,958    $ 115,983,110    $(7,695,677)   $ 116,139,391
                                       ============================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Deposits                             $        --      106,019,147        (11,461)   $ 106,007,686
  Long-term debt                         2,495,000               --             --        2,495,000
  Accrued interest payable                  36,825        1,103,208             --        1,140,033
 Securities sold under
    repurchase agreements                       --        1,052,513             --        1,052,513
  Other liabilities                             --          227,008       (102,982)         124,026
                                       ------------------------------------------------------------
     Total liabilities                   2,531,825      108,401,876       (114,443)     110,819,258
                                       ------------------------------------------------------------
Stockholders' equity:
  Capital stock                              5,390          666,500       (666,500)           5,390
  Additional paid-in capital             1,916,500        5,068,016     (5,068,016)       1,916,500
  Retained earnings                      3,673,323        2,121,798     (2,121,798)       3,673,323
 Accumulated other
    comprehensive income                  (275,080)        (275,080)       275,080         (275,080)
                                       ------------------------------------------------------------
     Total stockholders' equity          5,320,133        7,581,234     (7,581,234)       5,320,133
                                       ------------------------------------------------------------
     Total liabilities and
        stockholders' equity           $ 7,851,958    $ 115,983,110    $(7,695,677)   $ 116,139,391
                                       ============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 1999
--------------------------------------------------------------------------------

                                       Volunteer      Citizens Bank                    Consolidated
                                        Bancorp,         of East                        Volunteer
                                          Inc.          Tennessee                      Bancorp, Inc
          ASSETS                        (Parent)       (Subsidiary)    Eliminations   and Subsidiary
          ------                       -----------    -------------    ------------   --------------
Cash and due from banks                $    88,708    $   8,031,055    $   (88,708)   $   8,031,055
Federal funds sold                              --          575,290             --          575,290
Investment in subsidiary                 6,626,162               --     (6,626,162)              --
Investment securities                           --       26,788,770             --       26,788,770
Loans, net                                      --       66,732,428             --       66,732,428
Accrued interest receivable                     --        1,028,360             --        1,028,360
Premises and equipment                          --        4,074,250
Goodwill                                   167,025               --             --          167,025
Deferred income taxes                       10,703          597,157             --          607,860
Other assets                                27,627          464,694        (27,627)         464,694
                                       ------------------------------------------------------------
     Total assets                      $ 6,920,225    $ 108,292,004    $(6,742,497)   $ 108,469,732
                                       ============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Deposits                             $        --    $  94,912,755    $   (88,708)   $  94,824,047
  Long-term debt                         2,790,000               --             --        2,790,000
  Accrued interest payable                  40,286          811,108             --          851,394
  FHLB advances                                 --        4,500,000             --        4,500,000
  Securities sold under
    repurchase agreements                       --        1,321,090             --        1,321,090
  Other liabilities                             --          120,889        (27,627)          93,262
                                       ------------------------------------------------------------
     Total liabilities                   2,830,286      101,665,842       (116,335)     104,379,793
                                       ------------------------------------------------------------
Stockholders' equity:
  Capital stock                              5,390          666,500       (666,500)           5,390
  Additional paid-in capital             1,916,500        5,068,016     (5,068,016)       1,916,500
  Retained earnings                      3,007,929        1,731,526     (1,731,526)       3,007,929
  Accumulated other
    comprehensive income                  (839,880)        (839,880)       839,880         (839,880)
                                       ------------------------------------------------------------
     Total stockholders' equity          4,089,939        6,626,162     (6,626,162)       4,089,939
                                       ------------------------------------------------------------
     Total liabilities and
        stockholders' equity           $ 6,920,225    $ 108,292,004    $(6,742,497)   $ 108,469,732
                                       ============================================================

                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 2000
--------------------------------------------------------------------------------

                                       Volunteer      Citizens Bank                    Consolidated
                                        Bancorp,         of East                        Volunteer
                                          Inc.          Tennessee                      Bancorp, Inc
                                        (Parent)       (Subsidiary)    Eliminations   and Subsidiary
                                       -----------    -------------    ------------   --------------
Interest income:
  Interest and fees on loans           $        --    $   7,156,202    $        --    $   7,156,202
  Interest on federal funds                     --          175,342             --          175,342
  Interest and dividends on
    investments:
    Taxable                                     --        1,456,935             --        1,456,935
    Exempt from federal income taxes            --          183,916             --          183,916
                                       ------------------------------------------------------------
      Total interest income                     --        8,972,395             --        8,972,395
                                       ------------------------------------------------------------
Interest expense:
  Interest on deposits                          --        4,753,981             --        4,753,981
  Interest on other borrowed funds         211,864           77,045             --          288,909
                                       ------------------------------------------------------------
      Total interest expense               211,864        4,831,026             --        5,042,890
                                       ------------------------------------------------------------
Net interest income                       (211,864)       4,141,369             --        3,929,505
Provision for possible loan losses              --          240,000             --          240,000
                                       ------------------------------------------------------------
Net interest income after loan
   provision                              (211,864)       3,901,369             --        3,689,505
                                       ------------------------------------------------------------
Non-interest income:
  Equity in earnings of subsidiary         900,595               --       (900,595)              --
  Service charges                               --          228,132             --          228,132
  Other income                                  --          128,174             --          128,174
                                       ------------------------------------------------------------
                                           900,595          356,306       (900,595)         356,306
                                       ------------------------------------------------------------
Non-interest expense:
  Salaries and benefits                         --        1,602,785             --        1,602,785
  Other                                     52,046        1,285,053             --        1,337,099
                                       ------------------------------------------------------------
                                            52,046        2,887,838             --        2,939,884
                                       ------------------------------------------------------------
Income before taxes                        636,685        1,369,837       (900,595)       1,105,927
Income tax (benefit) expense               (93,392)         469,242             --          375,850
                                       ------------------------------------------------------------
Net income                             $   730,077    $     900,595    $  (900,595)   $     730,077
                                       ============================================================

                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 1999
--------------------------------------------------------------------------------


                                       Volunteer      Citizens Bank                    Consolidated
                                        Bancorp,         of East                        Volunteer
                                          Inc.          Tennessee                      Bancorp, Inc
                                        (Parent)       (Subsidiary)    Eliminations   and Subsidiary
                                       -----------    -------------    ------------   --------------
Interest income:
  Interest and fees on loans           $        --    $   6,082,587    $        --    $   6,082,587
  Interest on federal funds                     --          102,471             --          102,471
  Interest and dividends on
     investments:
    Taxable                                     --        1,531,867             --        1,531,867
    Exempt from federal income taxes            --          187,233             --          187,233
                                       ------------------------------------------------------------
      Total interest income                     --        7,904,158             --        7,904,158
                                       ------------------------------------------------------------
Interest expense:
  Interest on deposits                          --        3,960,862             --        3,960,862
  Interest on other borrowed funds         207,756          145,234             --          352,990
                                       ------------------------------------------------------------
    Total interest expense                 207,756        4,106,096             --        4,313,852
                                       ------------------------------------------------------------
Net interest income                       (207,756)       3,798,062             --        3,590,306
Provision for possible loan losses              --          240,000             --          240,000
                                       ------------------------------------------------------------
Net interest income after loan
  provision                               (207,756)       3,558,062             --        3,350,306
                                       ------------------------------------------------------------
Non-interest income:
  Equity in earnings of subsidiary         880,153               --       (880,153)              --
  Service charges                               --          204,185             --          204,185
  Other income                                  --          177,199             --          177,199
                                       ------------------------------------------------------------
                                           880,153          381,384       (880,153)         381,384
                                       ------------------------------------------------------------
Non-interest expense:
  Salaries and benefits                         --        1,434,578             --        1,434,578
  Other                                     55,151        1,169,317             --        1,224,468
                                       ------------------------------------------------------------
                                            55,151        2,603,895             --        2,659,046
                                       ------------------------------------------------------------
Income before taxes                        617,246        1,335,551       (880,153)       1,072,644
Income tax (benefit) expense               (93,010)         455,398             --          362,388
                                       ------------------------------------------------------------
Net income                             $   710,256    $     880,153    $  (880,153)   $     710,256
                                       ============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 2000
--------------------------------------------------------------------------------


                                       Volunteer      Citizens Bank                    Consolidated
                                        Bancorp,         of East                        Volunteer
                                          Inc.          Tennessee                      Bancorp, Inc
                                        (Parent)       (Subsidiary)    Eliminations   and Subsidiary
                                       -----------    -------------    ------------   --------------
Cash Flows From Operating
   Activities
  Net income                           $   730,077    $     900,595    $  (900,595)   $     730,077
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
    Subsidiary earnings undistributed     (390,272)              --        390,272               --
    Deferred income taxes                    3,564          (63,229)            --          (59,665)
    Provision for loan losses                   --          240,000             --          240,000
    Depreciation and amortization           17,883          224,106             --          241,989
    Securities loss                             --            3,152             --            3,152
    FHLB stock dividends                        --          (23,100)            --          (23,100)
    (Increase) in other assets             (75,355)        (482,789)        75,355         (482,789)
    Increase in other liabilities           (3,461)         398,219        (75,355)         319,403
                                       ------------------------------------------------------------
  Net cash provided by operating
      activities                           282,436        1,196,954       (510,323)         969,067
                                       ------------------------------------------------------------
Cash Flows From Investing
     Activities:
    Decrease in investment securities           --        1,230,468             --        1,230,468
    (Increase) in loans                         --       (6,546,492)            --       (6,546,492)
    Capital expenditures                        --         (201,900)            --         (201,900)
                                       ------------------------------------------------------------
  Net cash (used) by investing
      activities                                --       (5,517,924)            --       (5,517,924)
                                       ------------------------------------------------------------
Cash Flows From Financing
      Activities:
    Increase in deposits                        --       11,106,392         77,247       11,183,639
    (Decrease) in securities sold under
       repurchase agreements                    --         (268,577)            --         (268,577)
    Net (decrease) in FHLB advances                      (4,500,000)            --       (4,500,000)
    Dividends paid                         (64,683)        (510,323)       510,323          (64,683)
    Repayment of long-term debt           (295,000)              --             --         (295,000)
                                       ------------------------------------------------------------
  Net cash provided from financing
    activities                            (359,683)       5,827,492        587,570        6,055,379
                                       ------------------------------------------------------------
Change in cash and equivalents             (77,247)       1,506,522         77,247        1,506,522
Cash and equivalents - beginning            88,708        8,606,345        (88,708)       8,606,345
                                       ------------------------------------------------------------
Cash and equivalents - ending          $    11,461    $  10,112,867    $   (11,461)   $  10,112,867
                                       ============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 1999
--------------------------------------------------------------------------------

                                       Volunteer      Citizens Bank                    Consolidated
                                        Bancorp,         of East                        Volunteer
                                          Inc.          Tennessee                      Bancorp, Inc
                                        (Parent)       (Subsidiary)    Eliminations   and Subsidiary
                                       -----------    -------------    ------------   --------------
Cash Flows From Operating
      Activities
  Net income                           $   710,256    $     880,153    $  (880,153)   $     710,256
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
    Subsidiary earnings undistributed     (420,125)              --        420,125               --
    Deferred income taxes                    3,564            4,445             --            8,009
    Provision for loan losses                   --          240,000             --          240,000
    Depreciation and amortization           17,883          230,502             --          248,385
    Securities (gains)                          --          (40,742)            --          (40,742)
    FHLB stock dividends                        --          (20,200)            --          (20,200)
    Decrease (increase) in other
     assets                                    844         (444,095)          (844)        (444,095)
    Increase in other liabilities            2,731         (327,287)           844         (323,712)
                                       ------------------------------------------------------------
  Net cash provided by operating
      activities                           315,153          522,776       (460,028)         377,901
                                       ------------------------------------------------------------
Cash Flows From Investing
     Activities:
    (Increase) in investment securities         --         (836,895)            --         (836,895)
    (Increase) in loans                         --       (8,758,383)            --       (8,758,383)
    Capital expenditures                        --         (187,901)            --         (187,901)
                                       ------------------------------------------------------------
  Net cash (used) by investing
      activities                                --       (9,783,179)            --       (9,783,179)
                                       ------------------------------------------------------------
Cash Flows From Financing
      Activities:
    Increase in deposits                        --        7,165,165         (6,250)       7,158,915
    Increase in securities sold under
     repurchase agreements                      --         (141,040)            --         (141,040)
    FHLB advances                               --        4,500,000             --        4,500,000
    Dividends paid                         (53,903)        (460,028)       460,028          (53,903)
    Repayment of long-term debt           (255,000)              --             --         (255,000)
                                       ------------------------------------------------------------
  Net cash (used) provided from
     financing activities                 (308,903)      11,064,097        453,778       11,208,972
                                       ------------------------------------------------------------
Change in cash and equivalents               6,250        1,803,694         (6,250)       1,803,694
Cash and equivalents - beginning            82,458        6,802,651        (82,458)       6,802,651
                                       ------------------------------------------------------------
Cash and equivalents - ending          $    88,708    $   8,606,345    $   (88,708)   $   8,606,345
                                       ============================================================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                Consolidating Statements of Comprehensive Income
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                          December 31, 2000
----------------------------------------------------------------------------------------------------
                                       Volunteer      Citizens Bank                    Consolidated
                                        Bancorp,         of East                        Volunteer
                                          Inc.          Tennessee                      Bancorp, Inc
                                        (Parent)       (Subsidiary)    Eliminations   and Subsidiary
                                       -----------    -------------    ------------   --------------
Net income                             $   730,077    $     900,595    $  (900,595)   $     730,077
                                       ------------------------------------------------------------
Other comprehensive income,
  before tax:

Unrealized gain on securities
  available or sale:

Unrealized holding gains arising
  during the period                             --          914,119             --          914,119
Less: reclassification adjustments for
  losses included in net income                 --           (3,152)            --           (3,152)
                                       ------------------------------------------------------------
Other comprehensive income                      --          910,967             --          910,967
Income taxes                                    --         (346,167)            --         (346,167)
                                       ------------------------------------------------------------
Other comprehensive income net of
  income taxes                                  --          564,800             --          564,800
Company's share of subsidiary's other
   comprehensive income, net of tax        564,800               --       (564,800)              --
                                       ------------------------------------------------------------
Total comprehensive income             $ 1,294,877    $   1,465,395    $(1,465,395)   $   1,294,877
                                       ============================================================



                                          December 31, 1999
---------------------------------------------------------------------------------------------------
Net income                             $   710,256    $     880,153    $  (880,153)   $     710,256
                                       ------------------------------------------------------------
Other comprehensive income, before
  tax
Unrealized gains on securities
  available for sale:

Unrealized holding gains arising
  during the period                             --       (1,600,386)            --       (1,600,386)
Less: reclassification adjustments for
  gains included in net income                  --           40,742             --           40,742
                                       ------------------------------------------------------------
Other comprehensive income                      --       (1,559,644)            --       (1,559,644)
Income taxes                                    --          592,665             --          592,665
                                       ------------------------------------------------------------
Other comprehensive income net of
  income taxes                                  --         (966,979)            --         (966,979)
Company's share of subsidiary's other
  comprehensive income, net of tax        (966,979)              --        966,979               --
                                       ------------------------------------------------------------
Total comprehensive income             $  (256,723)   $     (86,826)   $    86,826    $    (256,723)
                                       ============================================================

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VOLUNTEER BANCORP, INC.


                                           By: /s/ Reed D. Matney
                                               ---------------------------------
                                               Reed Matney, President

                                           Date: March 23, 2001

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

        Signature                           Capacity                                            Date
        ---------                           --------                                            ----

/s/ William E. Phillips                    Chairman of the Board and Director                  March 23, 2001
---------------------------
    William E. Phillips

/s/ H. Lyons Price                         Secretary/Treasurer and Director                    March 23, 2001
---------------------------                (principal financial and accounting officer)
    H. Lyons Price

/s/ Reed D. Matney                         President and Director                              March 23, 2001
---------------------------                (principal executive officer)
    Reed D. Matney
                                           Director                                            March __, 2001
---------------------------
    Carlin Green

/s/ Douglas Price                          Director                                            March 23, 2001
---------------------------
    Douglas Price

/s/ Gary Varnell                           Director                                            March 23, 2001
---------------------------
    Gary Varnell

                                           Director                                            March __, 2001
---------------------------
    George Brooks

/s/ Shirley Price                          Director                                            March 23, 2001
---------------------------
    Shirley Price

/s/ Eddie Freeman                          Director                                            March 23, 2001
---------------------------
    Eddie Freeman

                                           Director                                            March __, 2001
---------------------------
    Neil Miller

                                           Director                                            March __, 2001
---------------------------
    Lawrence Gray
                                           Director                                            March __, 2001
---------------------------
    Scott Collins
                                           Director                                            March __, 2001
---------------------------
    Leon Gladson