Form 10QSB
period 2001-03-31
VOLUNTEER BANCORP INC
filed 2001-05-10
CIK 947440

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of March 31, 2001.

    Transitional Small Business Disclosure Format (check one);  Yes [ ]  No  [X]

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements


                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of March 31, 2001 and 2000, and the related condensed consolidated statements of earnings, condensed consolidated statements of cash flows, and condensed consolidated statements of comprehensive income for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






April 17, 2001

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             March 31, 2001 and 2000

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------




                                    ASSETS                                             2001                2000
                                    ------                                             ----                ----

Cash and due from banks                                                          $       3,520,499    $      3,195,860
Federal fund sold                                                                        4,837,700           3,077,302
                                                                                 ------------------ -------------------
   Total cash and cash equivalents                                                       8,358,199           6,273,162
Investment securities available for sale (amortized cost of
$29,288,264and $26,595,593, respectively)                                               29,351,082          25,028,065
Investment securities held to maturity (estimated market
value of $1,756,688 and $1,028,745)                                                      1,754,204           1,094,976
Loans, less allowances for loan losses of $994,565 and
$911,399, respectively                                                                  73,473,694          69,407,705
Accrued interest receivable                                                              1,095,352             988,824
Premises and equipment, net                                                              4,004,126           4,037,336
Deferred income taxes                                                                      115,974             684,654
Other real estate                                                                          905,382             253,323
Goodwill                                                                                   144,671             162,554
Other assets                                                                               220,992             326,522
                                                                                 ------------------ -------------------
Total assets                                                                     $     119,423,676    $    108,257,121
                                                                                 ================== ===================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Deposits:
   Non-interest bearing                                                             $   11,701,570    $     11,110,788
   Interest bearing                                                                     97,681,441          88,315,879
                                                                                 ------------------ -------------------
          Total deposits                                                               109,383,011          99,426,667
Note payable                                                                             2,170,000           2,495,000
Interest payable                                                                           900,070             720,564
Securities sold under repurchase agreements                                                996,354           1,335,304
Other accrued taxes, expenses and liabilities                                              263,348             228,011
                                                                                 ------------------ -------------------
   Total liabilities                                                                   113,712,783         104,205,546
                                                                                 ------------------ -------------------
Stockholders' equity:
 Common stock, $0.01 par value, 1,000,000 shares
authorized, 539,027 shares issued and outstanding                                            5,390               5,390
 Additional paid-in capital                                                              1,916,500           1,916,500
 Retained earnings                                                                       3,750,056           3,101,552
 Accumulated other comprehensive income                                                     38,947           (971,867)
                                                                                 ------------------ -------------------
   Total stockholders' equity                                                            5,710,893           4,051,575
                                                                                 ------------------ -------------------
   Total liabilities and stockholders' equity                                    $     119,423,676    $    108,257,121
                                                                                 ================== ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Earnings

               For The Three Months Ended March 31, 2001 and 2000

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                            2001                2000
                                                                                            ----                ----
Interest Income:
     Interest and fees on loans                                                         $1,855,561          $1,651,508
     Interest on federal funds                                                             100,813              25,100
     Interest on investment securities:
          Taxable                                                                          406,959             372,405
          Exempt from Federal income taxes                                                  30,358              48,880
                                                                                 ------------------ -------------------
    Total interest income                                                                2,393,691           2,097,893
                                                                                 ------------------ -------------------
Interest Expense:
     Interest on deposits                                                                1,312,973           1,059,125
     Other borrowed funds                                                                   58,742              80,703
                                                                                 ------------------ -------------------
              Total interest expense                                                     1,371,715           1,139,828
                                                                                 ------------------ -------------------
Net interest income                                                                      1,021,976             958,065
Provision for possible loan losses                                                          75,000              60,000
                                                                                 ------------------ -------------------
Net interest income after provision for possible loan losses                               946,976             898,065
                                                                                 ------------------ -------------------
Non-interest income:
     Service charges on deposits                                                            51,936              55,154
     Other service charges and fees                                                         14,293              18,269
     Securities gains                                                                        7,927                   -
     Other non-interest income                                                              17,983              12,865
                                                                                 ------------------ -------------------
               Total non-interest income                                                    92,139              86,288
                                                                                 ------------------ -------------------
Non-interest expense:
     Salaries and employee benefits                                                        447,273             419,133
     Occupancy expense                                                                      70,202              56,795
     Furniture and equipment expense                                                        81,585              79,997
     Other non-interest expense                                                            203,624             194,055
                                                                                 ------------------ -------------------
                Total non-interest expense                                                 802,684             749,980
                                                                                 ------------------ -------------------
  Income before income taxes                                                               236,431             234,373
Income tax expense                                                                          84,234              76,067
                                                                                 ------------------ -------------------
                Net income                                                                $152,197            $158,306
                                                                                 ================== ===================
Income per common share                                                          $            0.28  $             0.29
                                                                                 ================== ===================
Common shares outstanding                                                                  539,027             539,027
                                                                                 ================== ===================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
               For The Three Months Ended March 31, 2001 and 2000

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                                                                   2001                 2000
                                                                                                   ----                 ----
Cash Flows from Operating Activities:
   Net income                                                                                   $152,197             $158,306
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                                       12,915                4,101
      Provision for possible loan losses                                                          75,000               60,000
      Provision for depreciation and amortization                                                 60,707               61,986
      FHLB stock dividends                                                                       (5,900)              (5,300)
      (Gain) on securities                                                                       (7,927)                    -
      Decrease in interest receivable                                                            117,967               39,536
      (Increase) other assets                                                                  (363,850)            (115,151)
      (Decrease) increase in other liabilities                                                 (100,641)                3,919
                                                                                     -------------------- --------------------
   Net cash provided by operating activities                                                    (59,532)              207,397
                                                                                     -------------------- --------------------
Cash Flows from Investing Activities:
       Proceeds from calls and maturity of held to maturity securities                            17,485                2,653
       Purchase of investment securities held to maturity                                      (705,141)                    -
       Purchase of investment securities available for sale                                 (11,165,713)                    -
       Proceeds from calls and maturity of investments available for
sale                                                                                           2,200,000              455,494
      Proceeds from sale of investments available for sale                                     5,557,623                    -
      Net (increase) in loans                                                                  (509,774)          (2,735,277)
      Capital expenditures                                                                       (8,318)             (20,601)
                                                                                     -------------------- --------------------
   Net cash (used) in investing activities                                                   (4,613,838)          (2,297,731)
                                                                                     -------------------- --------------------
Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW accounts, IRA and
savings accounts                                                                               2,962,335            3,596,620
      Net increase in certificates of deposit                                                    412,990            1,006,000
      Repayment of long-term debt                                                              (325,000)            (295,000)
      Net (decrease) increase in securities sold under repurchase
agreements                                                                                      (56,159)               14,214
      Repayment of short-term FHLB advances                                                            -          (4,500,000)
      Dividends paid                                                                            (75,464)             (64,683)
                                                                                     -------------------- --------------------
   Net cash provided (used) by financing activities                                            2,918,702            (242,849)
                                                                                     -------------------- --------------------
   (Decrease) in cash and cash equivalents                                                   (1,754,668)          (2,333,183)
Cash and cash equivalents beginning of period                                                 10,112,867            8,606,345
                                                                                     -------------------- --------------------
Cash and cash equivalents end of period                                                       $8,358,199            6,273,162
                                                                                     ==================== ====================
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
      Interest                                                                                $1,611,678           $1,270,658
                                                                                     ==================== ====================
      Income taxes                                                                               $73,254              $40,553
                                                                                     ==================== ====================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Comprehensive Income

               For The Three Months Ended March 31, 2001 and 2000

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                            2001                2000
                                                                                            ----                ----

Net income                                                                           $          152,197  $          158,306
                                                                                     ------------------- -------------------
Other  comprehensive  income,  before tax:
  Unrealized gain (loss) on securities available for sale:
   Unrealized holding gains (losses) arising during the period                                  514,423           (212,882)
     Less: reclassification adjustment for (gains)
          included in net income                                                                (7,927)                   -
                                                                                     ------------------- -------------------
   Other comprehensive income                                                                   506,496           (212,882)

Income taxes related to other comprehensive income                                              192,469            (80,895)
                                                                                     ------------------- -------------------
                                                                                                314,027           (131,987)
                                                                                     ------------------- -------------------
Total comprehensive income                                                           $          466,224  $           26,319
                                                                                     =================== ===================




















     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 2001 and 2000
--------------------------------------------------------------------------------

1.   Management Opinion
     ------------------

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

2.   Adoption of Recently Issued  Statements of Financial  Accounting  Standards
     (SFAS)
     ---------------------------------------------------------------------------

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

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguisments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the provisions of this Statement relating to the recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral did not have any material impact upon financial position or results of operation. Adoption of the remaining provisions relating to the transfer and servicing of financial assets and extinguishment of liabilities is not expected to have any material impact upon financial position or results of operations.

3.   Long-term debt
     --------------

     The Company's long-term debt consists of a single note payable in the amount of $2,170,000 and $2,495,000 at March 31. 2001 and 2000,
     respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31. 2001 the rate on the note was 7.34% per annum. Principal is payable annually on January 31, as follows:

                             January 31,               Principal Due
                             -----------               -------------
                               2002                          360,000
                               2003                          395,000
                               2004                          435,000
                               2005                          470,000
                      2006 (Final Maturity)                  510,000
                                                       -------------
                                                         $ 2,170,000
                                                       =============

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


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                      As of And For The Three Months Ended
                             March 31, 2001 and 2000
                                   (Unaudited)

                                                                          2001             2000
                                                                          ----             ----
Net earnings                                                    $        152,197  $      158,306
Per common share data:
     Net earnings per common share                                        $0.28            $0.29
     Book value                                                          $10.59            $7.52
Ratios:
     Return on average assets                                              0.51%            0.60%
     Return on average common equity                                      11.04%           15.53%
     Net interest margin (taxable equivalent basis)                        3.77%            4.06%
     Expense ratio                                                         2.71%            2.84%
     Allowance for loan losses / loans                                     1.34%            1.30%
     Non-performing loans / loans                                          0.65%            1.26%
     Non-performing assets / loans and foreclosed properties               1.84%            1.61%
     Shareholders' equity / total assets                                   4.78%            3.74%
     Leverage ratio (tangible capital / tangible assets)                   4.65%            4.56%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        As Of and for the Three and Months Ended March 31, 2001 and 2000
        ----------------------------------------------------------------


                                Operating Results
                                -----------------

The Company reported net income for the first quarter of $152,197, or $0.28 per common share, compared to net income of $158,306, or $0.29 for the same period a year ago. Our returns on average assets and average common equity were 0.51% and 11.04%, respectively, for the quarter compared to 0.60% and 15.53% for the same period last year.

Net interest income for the first three months of 2001 increased $63,911 versus the first three months of 2000 to $1,021,976. The increase is attributable to growth in interest earning assets of 10.96%. Average loans grew 7.90% over the first quarter of 2000. Total Company assets were $119,423,676 at March 31, 2001 compared to $108,257,121 as of March 31, 2000.

The net interest margin was 3.77% for the first quarter of 2001 compared to 4.06% for the first quarter of 2000. The taxable equivalent yield on the investment portfolio was 6.36% for the first quarter of 2001 compared to 6.77% for the same quarter of 2000. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits. The cost of securities sold under repurchase agreements, Federal Home Loan Bank advances, and note payable decreased by $21,961.

Non-interest income for the first quarter of 2001 increased $5,851 over the first quarter of 2000. The increase is primarily attributable to an increase in gains on securities transactions. Non-interest expenses for the first quarter of 2001 increased $52,704 compared to the first quarter of 2000 primarily for costs (including salaries and employee compensation) associated with overall growth.


                                  Asset Quality
                                  -------------

Non-performing assets at March 31, 2001 were $1,139,000 or 1.84% of loans and foreclosed properties, which is an increase from $1,138,000, or 1.61% of loans and foreclosed properties at March 31, 2000. The provision for losses on loans was $75,000 for the first quarter of 2001 and $60,000 for the first quarter of 2000. At March 31, 2001, the allowance for losses on loans was 1.34% of loans and approximately 72% of non-performing assets. The increase in non-performing assets is primarily attributable to real estate loans in which no loss is anticipated.

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

        None

Item 6. Exhibits and reports on Form 8-K

       (a)      Exhibits

                Exhibit 23.1      Consent of Welch & Associates


       (b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     VOLUNTEER BANCORP, INC.
                                                     (Registrant)


Date: May 2, 2001                                    /s/ Reed D. Matney
                                                     --------------------------
                                                     Reed D. Matney, President
                                                     (principal executive
                                                      officer)


Date: May 2, 2001                                    /s/ H. Lyons Price
                                                     --------------------------
                                                     H. Lyons Price (principal
                                                     financial and accounting
                                                     officer)

                                                                    EXHIBIT 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the use of our report dated April 17, 2001 included in this Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2001.


                                                              Welch & Associates

Nashville, Tennessee
April 17, 2001