Form 10QSB
period 2001-06-30
VOLUNTEER BANCORP INC
filed 2001-08-14
CIK 947440

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from             to
                              ------------    -------------

Commission file number  33-94050

                             VOLUNTEER BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

                Tennessee                             62-1271025
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of June 30, 2001.

Transitional Small Business Disclosure Format (check one); Yes _____ No __X__

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of June 30, 2001 and 2000, and the related condensed consolidated statements of earnings and comprehensive income for the three and six months then ended and the condensed consolidated statements of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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






July 20, 2001
Nashville, Tennessee


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             June 30, 2001 and 2000

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                   ASSETS                                                 2001              2000
                                   ------                                       -------------------   -------------------
Cash and due from banks                                                         $         3,322,975   $         3,434,870
Federal fund sold                                                                         5,425,000               975,000
                                                                                -------------------   -------------------
   Total cash and cash equivalents                                                        8,747,975             4,409,870
Investment securities available for sale (amortized cost of
  $27,298,020 and $26,238,251, respectively)                                             27,312,892            24,701,248
Investment securities held to maturity (estimated market
 $1,755,914 value of and $994,634)                                                        1,749,338             1,071,313
Loans, less allowances for loan losses of $993,915 and
  $964,601, respectively                                                                 75,792,641            71,476,509
Accrued interest receivable                                                               1,160,623             1,085,257
Premises and equipment, net                                                               3,960,623             4,151,205
Deferred income taxes                                                                       144,605               686,735
Other real estate                                                                           902,168               492,298
Goodwill                                                                                    140,201               158,084
Other assets                                                                                176,160               113,884
                                                                                -------------------   -------------------
Total assets                                                                    $       120,087,226   $       108,346,403
                                                                                ===================   ===================
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Deposits:
   Non-interest bearing                                                         $        11,498,556   $        11,382,147
   Interest bearing                                                                      98,601,943            88,180,347
                                                                                -------------------   -------------------
          Total deposits                                                                110,100,499            99,562,494

Interest payable                                                                          1,077,294               941,680
Securities sold under repurchase agreements                                                 862,296             1,050,288
Note payable                                                                              2,170,000             2,495,000
Other accrued taxes, expenses and liabilities                                                59,329                53,988
                                                                                -------------------   -------------------
Total liabilities                                                                       114,269,418           104,103,450
                                                                                -------------------   -------------------
Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares authorized,
      539,027 shares issued and outstanding                                                   5,390                 5,390
 Additional paid-in capital                                                               1,916,500             1,916,500
 Retained earnings                                                                        3,905,140             3,296,325
 Accumulated other comprehensive income                                                     (9,222)             (975,262)
                                                                                -------------------   -------------------
Total stockholders' equity                                                                5,817,808             4,242,953
                                                                                -------------------   -------------------
Total liabilities and stockholders' equity                                      $       120,087,226   $       108,346,403
                                                                                ===================   ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Earnings and Comprehensive Income

            For The Three and Six Months Ended June 30, 2001 and 2000


                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                  Three months ended                   Six months ended
                                                                       June 30,                            June 30,
                                                                      ----------                          ----------
                                                                  2001              2000              2001               2000
                                                                  ----              ----              ----               ----
Interest Income:
    Interest and fees on loans                             $        1,833,188 $      1,760,987 $        3,688,749 $        3,412,495
    Interest on federal funds                                          56,586           37,490            157,399             62,590
    Interest on investment securities:
          Taxable                                                     435,800          363,688            842,759            736,093
          Exempt from Federal income taxes                             28,250           44,999             58,608             93,879
                                                           ------------------ ---------------- ------------------ ------------------
               Total interest income                                2,353,824        2,207,164          4,747,515          4,305,057
                                                           ------------------ ---------------- ------------------ ------------------
Interest Expense:
    Interest on deposits                                            1,243,615        1,149,082          2,556,588          2,208,207
    Other borrowed funds                                               50,300           67,672            109,042            148,375
                                                           ------------------ ---------------- ------------------ ------------------
               Total interest expense                               1,293,915        1,216,754          2,665,630          2,356,582
                                                           ------------------ ---------------- ------------------ ------------------
Net interest income                                                 1,059,909          990,410          2,081,885          1,948,475
Provision for possible loan losses                                     85,000           60,000            160,000            120,000
                                                           ------------------ ---------------- ------------------ ------------------
Net interest income after provision for possible
   loan losses                                                        974,909          930,410          1,921,885          1,828,475
                                                           ------------------ ---------------- ------------------ ------------------
Non-interest income:
    Service charges on deposits                                        41,997           60,298             93,933            115,452
    Other service charges and fees                                     38,801           38,910             53,094             57,179
    Securities gains                                                    1,677                -              9,604                  -
    Other non-interest income                                             487            1,741             18,470             14,606
                                                           ------------------ ---------------- ------------------ ------------------
               Total non-interest income                               82,962          100,949            175,101            187,237
                                                           ------------------ ---------------- ------------------ ------------------
Non-interest expense:
    Salaries and employee benefits                                    428,248          395,216            875,521            814,349
    Occupancy expense                                                  78,593           65,381            148,795            122,176
    Furniture and equipment expense                                    84,999           78,276            166,584            158,273
    Other non-interest expense                                        224,038          197,657            427,662            391,712
                                                           ------------------ ---------------- ------------------ ------------------
                Total non-interest expense                            815,878          736,530          1,618,562          1,486,510
                                                           ------------------ ---------------- ------------------ ------------------
Earnings before income taxes                                          241,993          294,829            478,424            529,202
Income tax expense                                                     86,909          100,056            171,143            176,123
                                                           ------------------ ---------------- ------------------ ------------------
                Net income                                 $          155,084  $       194,773 $          307,281  $         353,079
                                                           ================== ================ ================== ==================

Other comprehensive income :
  Unrealized gain (loss) on securities available
     for sale, before tax                                  $         (76,014) $        (5,476) $          438,409 $        (218,358)
  Reclassification for gains included in net income                   (1,677)                -            (9,604)                  -
  Income taxes related to other comprehensive
       income                                                          29,522            2,081          (162,947)             82,976
                                                           ------------------ ---------------- ------------------ ------------------
                                                                     (48,169)          (3,395)            265,858          (135,382)
                                                           ------------------ ---------------- ------------------ ------------------

Total comprehensive income                                 $          106,915 $        191,378 $          573,139 $          217,697
                                                           ================== ================ ================== ==================

Net income per  common share                               $             0.29   $         0.36       $       0.57  $            0.66
                                                           ================== ================ ================== ==================

Common shares outstanding                                             539,027          539,027            539,027            539,027
                                                           ================== ================ ================== ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                 For The Six Months Ended June 30, 2001 and 2000

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                               2001                 2000
                                                                                        ----------------      ----------
Cash Flows from Operating Activities:
   Net income                                                                       $            307,281  $           353,079
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Deferred income taxes                                                                       13,806                4,101
      Provision for possible loan losses                                                         160,000              120,000
      Provision for depreciation and amortization                                                121,021              123,625
      FHLB stock dividends                                                                       (12,000)             (11,000)
      (Gain) on securities                                                                        (9,604)                   -
      Decrease (increase) in interest receivable                                                  52,696              (56,897)
      (Increase)  in other assets                                                               (315,804)            (141,488)
      (Decrease) increase in other liabilities                                                  (127,436)              51,012
                                                                                    --------------------  -------------------
   Net cash provided (used) by operating activities                                              189,960              442,432
                                                                                    --------------------  -------------------

Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                                           (705,141)                   -
   Proceeds from calls and maturity of held to maturity securities                                22,351               26,316
   Purchase of investment securities available for sale                                      (14,251,973)                   -
   Proceeds from calls and maturity of securities available for sale                           4,606,695              782,535
   Proceeds from sale of securities available for sale                                         8,205,464                    -
   Net (increase) in loans                                                                    (2,913,721)          (4,864,081)
   Capital expenditures                                                                          (20,659)            (191,639)
                                                                                    --------------------  -------------------
   Net cash (used) in investing activities                                                    (5,056,984)          (4,246,869)
                                                                                    --------------------  -------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts, IRA
      and savings accounts                                                                     2,908,166            3,661,419
   Net increase in certificates of deposit                                                     1,184,647            1,077,028
   Net (decrease) in securities sold under
      repurchase agreements                                                                     (190,217)            (270,802)
   Repayment of long-term borrowing                                                             (325,000)            (295,000)
   Repayment of FHLB advances                                                                          -           (4,500,000)
   Payment of dividends                                                                          (75,464)             (64,683)
                                                                                    --------------------  -------------------
   Net cash (used) provided by financing activities                                            3,502,132             (392,038)
                                                                                    --------------------  -------------------
   (Decrease) in cash and cash equivalents                                                    (1,364,892)          (4,196,475)
Cash and cash equivalents beginning of period                                                 10,112,867            8,606,345
                                                                                    --------------------  -------------------
Cash and cash equivalents end of period                                             $          8,747,975      $     4,409,870
                                                                                    ====================  ===================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                      $          2,782,369  $         2,266,296
                                                                                    ====================  ===================
      Income taxes                                                                  $            293,754  $           227,053
                                                                                    ====================  ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

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


     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguisments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the provisions of this Statement did not have any material impact upon the financial position or results of operation of the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

3.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $2,170,000 and $2,495,000 at June 30, 2001 and 2000,
     respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 2001 the rate on the note was 5.78% per annum. Principal is payable annually on January 31, as follows:


               January 31,                     Principal Due
               -----------                     -------------
                  2002                            360,000
                  2003                            395,000
                  2004                            435,000
                  2005                            470,000
          2006 (Final Maturity)                   510,000
                                           ----------------------
                                           $      2,170,000
                                           ======================

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


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  As of And For The Three And Six Months Ended
                             June 30, 2001 and 2000
                                   (Unaudited)


                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,

                                                                       2001            2000            2001            2000
                                                                       ----            ----            ----            ----
Net income                                                  $       155,084 $       194,773  $      307,281  $       353,079
Per common share data:
  Net income per weighted average
    common share                                                      $0.29           $0.37           $0.57            $0.66
  Book value                                                         $10.79           $7.87          $10.79            $7.87
Ratios:
  Return on average assets                                            0.52%           0.72%           0.52%            0.66%
  Return on average common equity                                    10.76%          18.79%          11.04%           16.95%
  Net interest margin (taxable equivalent basis)                      3.87%           4.00%           3.81%            4.03%
  Expense ratio                                                       2.73%           2.71%           2.74%            2.77%
  Allowance for loan losses / loans                                   1.29%           1.33%           1.29%            1.33%
  Non-performing loans / loans                                        2.11%           1.30%           2.11%            1.30%
  Non-performing assets / loans and
    foreclosed properties                                             3.25%           1.96%           3.25%            1.96%
  Shareholder's equity / total assets                                 4.84%           3.92%           4.84%            3.92%
  Leverage ratio (tangible capital /
    tangible average assets)                                          4.34%           4.70%           4.38%            4.64%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


As Of and for the Three and Six Months Ended June 30, 2001 and 2000

The following provides a narrative discussion and analysis of significant changes in Volunteer Bancorp's' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Volunteer Bancorp's' 2000 Annual Report, the interim unaudited consolidated financial statements and notes for the three and six months ended June 30, 2001, included elsewhere herein, and the supplemental financial data included herein.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such statements are based on management's expectations as well as certain assumptions made by, and information available to, management. Specifically, this discussion contains forward-looking statements with respect to the following items:

     -    effects of projected changes in interest rates,

     -    effects of changes in the securities markets,

     -    effects of changes in general economic conditions,

     - the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans, and

     - business plans for the year 2001 and beyond including underwriting criteria.

When used in this  discussion,  the  words  "anticipate,"  "project,"  "expect,"
"believe,"   "should"   and  similar   expressions   are  intended  to  identify
forward-looking statements.

These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, changes in banking laws and regulations, and Volunteer Bancorp's' ability to execute its business plans. Although Volunteer Bancorp believes that the expectations reflected in the forward-looking statements are reasonable, actual results could differ materially.

SUMMARY

The Company reported net income for the second quarter of $155,084, or $0.29 per common share, compared to income of $194,733, or $0.37 for the same period a year ago. Our returns on average assets and average common equity were 0.52% and 10.76%, respectively, for the quarter compared to 0.72% and 18.79% for the same period last year.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the six months ended June 30, 2001 totaled $110,776,000 which represents 92.92% of average total assets. Earning assets totaled $111,274,000 at June 30, 2001. Average earning assets for the six months ended June 30, 2000 totaled $99,029,000, which represented 92.21% of average total assets. Earning assets totaled $99,189,000 at June 30, 2000.

Loan Portfolio. The Company's average loans for the six months ended June 30, 2001 were $74,835,000 and for the six months ended June 30, 2000 were $70,097,000. The Company's average loans for the quarter ended June 30, 2001 were $75,571,000 and were $71,028,000 for the quarter ended June 30, 2000. The balance in total loans at June 30, 2001 was $76,787,000 and at June 30, 2000 was $72,441,000.

Investment portfolio. The Company's investment securities portfolio averaged $29,521,000 for the six months ended June 30, 2001 and $26,798,000 for the six months ended June 30, 2000. The Company's investment securities portfolio averaged $30,104,000 for the quarter ended June 30, 2001 and averaged $27,727,000 for the quarter ended June 30, 2000. The portfolio totaled $29,062,000 at June 30, 2001 and $25,773,000 at June 30, 2000.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Available for Sale" and "Held to Maturity." The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At June 30, 2001 there was an unrealized loss in the Available for Sale securities of $15,000 and there was an unrealized loss of $1,573,000 at June 30, 2000.

Deposits. The Company's average deposits were $109,219,000 for the six months ended June 30, 2001. This included average non-interest bearing deposits of $11,202,000, average certificates of deposit of $68,076,000, average savings deposits of $5,186,000 and average interest bearing transaction accounts of $24,755,000.

The Company's average deposits for the six months ended June 30, 2000 were $97,893,000. This included average non-interest bearing deposits of $11,009,000, average certificates of deposit of $63,222,000, average savings deposits of $4,841,000 and average interest bearing transaction accounts of $18,821,000.

Deposits at June 30, 2001 totaled $110,100,499 and totaled $99,562,494 at June 30, 2000.

Securities sold under repurchase agreements. The Company's average balance of securities sold under repurchase agreements for the six months ended June 30, 2001 was $976,000 and the average was $1,416,000 for the six months ended June 30, 2000. The total outstanding under these agreements at June 30, 2001 was $862,000 and the total outstanding at June 30, 2000 was $1,050,000.

Note Payable. The Company's long-term debt consists of a single note payable in the amount of $2,170,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 2001 the rate on the note was 5.78% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter. Interest expense for the six months ended June 30, 2001 totaled $85,000. The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

Capital Resources. Shareholder's equity totaled $$5,818,000 as of June 30, 2001. This included $5,000 of common stock, $1,917,000 of additional paid-in capital, $3,905,000 of retained earnings and accumulated other comprehensive income consisting of a unrealized loss on Securities Available for Sale, net of deferred taxes, of ($9,000.)

BALANCE SHEET MANAGEMENT

Liquidity Management. Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment of investment securities. Additional sources of liquidity are loan repayments and possible prepayments from the mortgage backed securities in the investment portfolio. At June 30, 2001 and 2000, the Company had investments in federal funds of $5,425,000 and $975,000, respectively.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Additional sources of liquidity are Federal Home Loan Bank Advances, federal funds purchased, and securities sold under repurchase agreements. The Company has an agreement with the Federal Home Loan Bank whereby the Company may borrower up to an amount, $6,000,000 at June 30, 2001, established by the Federal Home Loan Bank. The Company is required to maintain eligible collateral, consisting of first mortgages on one-to-four residential properties, representing 150 percent of the current outstanding balance of all advances. There were no advances outstanding at June 30, 2001 and 2000. At June 30, 2001, the Company had $2,500,000 of federal funds purchase lines available at three correspondent banks. There were no federal funds purchased at June 30, 2001 and 2000. The Company has agreements with customers, who must meet certain criteria established by the Company, whereby the Company sells the customer investment securities under agreements to repurchase the securities. The securities underlying the agreements are maintained under the Company's control. The outstanding balance under these agreements was $862,000 and $1,050,000 at June 30, 2001 and 2000, respectively.

Because of the level of capital obtained from stock sales and from the funds derived from the note payable, no additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense incurred on interest bearing deposits and other borrowed funds. The following discussion is based on a fully taxable equivalent basis.

Net interest income on a fully tax equivalent basis for the six months ended June 30, 2001 totaled $2,112,000. This was a result of interest income of $4,778,000 and interest expense of $2,666,000. Interest and fee income on loans totaled $3,689,000, interest income on the investment portfolio totaled $932,000, and interest income on federal funds sold totaled $157,000. Interest expense included $2,042,000 on certificates of deposit, $443,000 on interest bearing transaction accounts, $72,000 on savings accounts, $29,000 on securities sold under repurchase agreements, and $80,000 on the note payable.

Net interest income on a fully tax equivalent basis for the six months ended June 30, 2000 totaled $1,997,000. This was a result of interest income of $4,353,000 and interest expense of $2,356,000. Interest and fee income on loans totaled $3,412,000, interest income on the investment portfolio totaled $878,000, and interest income on federal funds sold totaled $63,000. Interest expense included $1,755,000 on certificates of deposit, $381,000 on interest bearing transaction accounts, $72,000 on savings accounts, $46,000 on securities sold under repurchase agreements, and $102,000 on the note payable.

Net interest income on a fully tax equivalent basis for the three months ended June 30, 2001 totaled $1,075,000. This was a result of interest income of $2,369,000 and interest expense of $1,294,000. Interest and fee income on loans totaled $1,833,000, interest income on the investment portfolio totaled $479,000, and interest income on federal funds sold totaled $57,000. Interest expense included $1,000,000 on certificates of deposit, $208,000 on interest bearing transaction accounts, $36,000 on savings accounts, $13,000 on securities sold under repurchase agreements, and $37,000 on the note payable.

Net interest income on a fully tax equivalent basis for the three months ended June 30, 2000 totaled $1,013,000. This was a result of interest income of $2,230,000 and interest expense of $1,217,000. Interest and fee income on loans totaled $1,761,000, interest income on the investment portfolio totaled $432,000, and interest income on federal funds sold totaled $37,000. Interest expense included $902,000 on certificates of deposit, $211,000 on interest bearing transaction accounts, $36,000 on savings accounts, $18,000 on securities sold under repurchase agreements, and $50,000 on the note payable.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on overage earning assets and the average rate incurred for all funds used to support those earning assets.

The net interest margin for the six months ended June 30, 2001 was 3.81%. The net cost of funds, defined as interest expense divided by average earning assets was 4.82% and the yield on earning assets was 8.63% for the six months ended June 30, 2001. The net interest margin for the six months ended June 30, 2000 was 4.03%. The net cost of funds for the six months ended June 30, 2000 was 4.76% and the yield on earning assets was 8.79%. The decrease in interest rates during the first six months of 2001 had a negative impact on the Company's net interest margin. It is anticipated that the impact will lessen in the second half of 2001 as rate sensitive liabilities re-price at lower rates.

The net interest margin for the three months ended June 30, 2001 was 3.87%. The net cost of funds, defined as interest expense divided by average earning assets was 4.66% and the yield on earning assets was 8.53% for the three months ended June 30, 2001. The net interest margin for the three months ended June 30, 2000 was 4.00%.

The net cost of funds for the three months ended June 30, 2000 was 4.81% and the yield on earning assets was 8.81%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate incurred on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest rate margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discourage investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the six months ended June 30, 2001 was 3.41% and it was 3.69% for the six months ended June 30, 2000. The interest rate spread for the three months ended June 30, 2001 was 3.44% and it was 3.51% for the three months ended June 30, 2000.

Allowance for Possible Loan Losses. Lending officers are responsible for the ongoing review and administration of each loan. They make the initial identification of loans that present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsibility for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a weekly basis.

Senior management makes recommendations monthly to the board of directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a monthly basis. The Company's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears, unless there is sufficient collateral to justify continued accrual.

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $85,000 for the three months ended June 30, 2001 and it was $60,000 for the three months ended June 30, 2000. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for possible loan losses.

While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgement as to the adequacy of the allowance is necessarily approximate and imprecise.

The allowance for loan losses at June 30, 2001 was 1.29% of loans and approximately 39% of non-performing assets. Management believes that the $995,000 at June 30, 2001 in the allowance for possible loan losses is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-Performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual and loans past due more than 90 days and still accruing interest. Non-performing assets at June 30, 2001 were $2,526,000, or 3.25% of loans and foreclosed properties. Non-performing assets at June 30, 2001 consisted of non-accrual loans of $470,000, loans past due 90 days and still accruing interest of $1,154,000 and foreclosed real estate of $902,000. Non-performing assets at

June 30, 2000 were $1,432,000, or 1.98% of loans and foreclosed assets. Non-performing assets at June 30, 2000 consisted of non-accrual loans of $499,000 loans past due 90 days and still accruing interest of $441,000 and foreclosed real estate of $492,000. The increase in non-performing assets is primarily attributable to commercial real estate and real estate construction loans in which management does not anticipate incurring material losses. Senior management has strengthened the underwriting criteria for real estate construction and commercial real estate lending in order to decrease the risk associated with these types of loans.

Non-Interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and securities gains and losses. Total non-interest income was $175,000 for the six months ended June 30, 2001. This included $94,000 from service charges on deposit accounts, $53,000 from other service charges and fees, $10,000 of securities gains, and $18,000 of other non- interest income.

Total non-interest income for the six months ended June 30, 2000 was $187,000. This included $115,000 from service charges on deposit accounts, $57,000 from other service charges and fees, and $15,000 of other non- interest income.

Total non-interest income was $83,000 for the three months ended June 30, 2001. This included $42,000 from service charges on deposit accounts, $39,000 from other service charges and fees, $1,000 of securities gains, and $1,000 of other non-interest income.

Total non-interest income for the three months ended June 30, 2000 was $101,000. This included $60,000 from service charges on deposit accounts, $39,000 from other service charges and fees, and $2,000 of other non-interest income.

The decrease in total non-interest income is mainly attributable to a decrease in service charges on deposit accounts.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2001 was $1,619,000. This consisted of $876,000 of salaries and employee benefits, $149,000 of occupancy expenses, $167,000 of furniture and equipment expense, and $427,000 of other non-interest expenses. Other non-interest expenses include advertising, supplies and printing, telephone, postage, and legal and accounting fees.

Non-interest expense for the six months ended June 30, 2000 was $1,486,000. This consisted of $814,000 of salaries and employee benefits, $122,000 of occupancy expenses, $158,000 of furniture and equipment expense, and $392,000 of other non-interest expenses.

Non-interest expense for the three months ended June 30, 2001 was $816,000. This consisted of $428,000 of salaries and employee benefits, $79,000 of occupancy expenses, $85,000 of furniture and equipment expense, and $224,000 of other non-interest expenses.

Non-interest expense for the three months ended June 30, 2000 was $736,000. This consisted of $395,000 of salaries and employee benefits, $65,000 of occupancy expenses, $78,000 of furniture and equipment expense, and $198,000 of other non-interest expenses.

The increase in total non-interest expense is primarily associated with the overall growth of the Company.

Income Taxes. For the six months ended June 30, 2001, the Company incurred income tax expense of $171,000. For the six months ended June 30, 2000, the Company incurred income tax expense of $176,000. Approximately $59,000 of income earned for the six months ended June 30, 2001 is exempt from Federal income taxes. Approximately $94,000 of the income earned during the six months ended June 30, 2000 is exempt from Federal income taxes.

For the three months ended June 30, 2001, the Company incurred income tax expense of $87,000. For the three months ended June 30, 2000, the Company incurred income tax expense of $100,000. Approximately $28,000 of income earned for the three months ended June 30, 2001 is exempt from Federal income taxes. Approximately $45,000 of the income earned during the three months ended June 30, 2000 is exempt from Federal income taxes.

RETURN ON ASSETS AND EQUITY

Return on assets (annualized net income divided by average total assets) for the six months ended June 30, 2001 was 0.52%. Return on assets for the six months ended June 30, 2000 was 0.66%. Return on assets for the three months ended June 30, 2001 was 0.52% and it was 0.72% for the three months ended June 30, 2000.

Return on equity (annualized net income divided by average equity) for the six months ended June 30, 2001 was 11.04% and it was 16.95% for the six months ended June 30, 2000. Return on equity for the three months ended June 30, 2001 was 10.76% and it was 18.79% for the three months ended June 30,2000.

Equity to assets (average equity divided by average total assets) was 4.72% for the six months ended June 30, 2001 and it was 3.88% for the six months ended June 30, 2000. Equity to assets for the three months ended June 30, 2001 was 4.82% and it was 3.81% for the three months ended June 30, 2000.


The dividend payout ratio (dividends declared divided by net income) for the six months ended June 30, 2001 was 24.55%. The dividend payout ratio for the six months ended June 30, 2000 was 18.31%. No dividends were declared during the three months ended June 30, 2001 and 2000 and, accordingly, no dividend payout ratio is presented for those quarters.

EFFECTS OF INFLATION AND CHANGING PRICES

Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expenses and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity. Mortgage originations and refinancing tend to slow as interest rates increase and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans on the secondary market.

                          PART II -- OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.           Changes in Securities

         None

Item 3.           Defaults upon Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders

At the Annual Meeting on May 23, 2001, the shareholders voted on the following proposals with the results as indicated:

1. Elected five of its current directors to continue in office until the 2004 meeting of shareholders. Current directors elected to three-year terms were as follows:

                                            FOR               WITHHOLD AUTHORITY

         Reed D. Matney                   382,719                  66
         Shirley Price                    382,785                   0
         Carlin Green                     382,785                   0
         Eddie Freeman                    382,785                   0
         Leon Gladson                     382,785                   0

         Directors continuing to serve include:

         William E. Phillips            H. Lyons Price             Douglas Price
         Gary Varnell                    George Brooks               Neil Miller
         Lawrence Gray                   Scott Collins

2. Ratified the appointment of Welch & Associates, Ltd. as the Company's independent accounts and auditors for 2001 as follows:

         FOR               AGAINST          ABSTAIN           BROKER NON-VOTES
         ---               -------          -------           ----------------

         379,974              0              2,811                   0

Item 5.           Other Information

         None

Item 6.           Exhibits and reports on Form 8-K

         (a)      Exhibits

                  Exhibit 23.1      Consent of Welch & Associates


         (b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   VOLUNTEER BANCORP, INC.
                                                   (Registrant)


Date: August 14, 2001                              /s/ Reed D. Matney
                                                   ---------------------------
                                                   Reed D. Matney, President
                                                   (principal executive officer)


Date: August 14, 2001                              /s/ H. Lyons Price
                                                   -----------------------------
                                                   H. Lyons Price (principal
                                                   financial and accounting
                                                   officer)

                                                                    EXHIBIT 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the use of our report, dated July 20, 2001, included in this Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2001.






                            Welch & Associates, Ltd.



Nashville, Tennessee
July 20, 2001