Form 10QSB
period 2001-09-30
VOLUNTEER BANCORP INC
filed 2001-11-14
CIK 947440

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

[ ]             TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------   ----------------

                        Commission file number 33-94050

                             VOLUNTEER BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

Tennessee                                                             62-1271025
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of September 30, 2001.

     Transitional  Small  Business  Disclosure  Format (check one);
Yes      No  X
   -----   -----

                             VOLUNTEER BANCORP, INC.

                                      INDEX

                                                                                                 Page No.
Item 1.           FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheets September
                  30, 2001 and 2000 (Unaudited)                                                          4

                  Condensed Consolidated Statements of Earnings For The Three
                  and Nine Months Ended September 30, 2001 and 2000 (Unaudited)                          5

                  Condensed Consolidated Statements of Cash Flows
                  For The Nine Months Ended September 30, 2001 and 2000 (Unaudited)                      6

                  Condensed Consolidated Statements of Comprehensive Income For The
                  Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)                    7

                  Notes to Unaudited Condensed Consolidated Financial Statements
                  Nine Months Ended September 30, 2001 and 2000                                          8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                         11

PART II.          OTHER INFORMATION

                  Item 1.     Legal Proceedings                                                         18

                  Item 2.     Changes in Securities                                                     18

                  Item 3.     Defaults upon Senior Securities                                           18

                  Item 4.     Submission of Matters to a Vote of Securities Holders                     18

                  Item 5.     Other Information                                                         18

                  Item 6.     Exhibits and Reports on Form 8-K                                          18

Signatures                                                                                              19

PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of September 30, 2001 and 2000, and the related condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income for the three and nine months then ended and the condensed consolidated statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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








Nashville, Tennessee
October 19, 2001

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                           September 30, 2001 and 2000

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                   ASSETS                                                2001                   2000
                                   ------                                         -----------------       ---------------
Cash and due from banks                                                       $           3,287,812 $           2,937,507
Federal fund sold                                                                         4,600,000             1,875,000
                                                                              --------------------- ---------------------
    Total cash and cash equivalents                                                       7,887,812             4,812,507
Investment securities available for sale (amortized cost of
   $24,270,707 and $26,196,204, respectively)                                            24,468,860            24,984,386
Investment securities held to maturity (estimated market
   value of $ 1,752,583 and $1,007,495, respectively)                                     1,745,291             1,068,584
Loans, less allowances for loan losses of $937,688 and
   $971,210, respectively                                                                74,061,454            72,810,569
Accrued interest receivable                                                               1,110,588             1,160,161
Premises and equipment, net                                                               3,907,293             4,118,150
Other real estate                                                                         1,041,890               552,332
Deferred income taxes                                                                        62,764               549,485
Goodwill                                                                                    135,730               153,613
Other assets                                                                                232,073               120,385
                                                                              --------------------- ---------------------
Total assets                                                                  $         114,653,755           110,330,172
                                                                              ===================== =====================
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest bearing                                                      $          11,561,204 $          11,102,681
    Interest bearing                                                                     92,585,555            90,017,791
                                                                              --------------------- ---------------------
          Total deposits                                                                104,146,759           101,120,472
Interest payable                                                                          1,037,561             1,062,098
Note payable                                                                              2,170,000             2,495,000
Securities sold under repurchase agreements                                               1,023,350               925,434
Other accrued taxes, expenses and liabilities                                               111,431                66,641
                                                                              --------------------- ---------------------
    Total liabilities                                                                   108,489,101           105,669,645
                                                                              --------------------- ---------------------
Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares
     authorized, 539,027 shares issued and
    outstanding                                                                               5,390                 5,390
 Additional paid-in capital                                                               1,916,500             1,916,500
 Retained earnings                                                                        4,119,909             3,489,964
 Accumulated other comprehensive income                                                     122,855             (751,327)
                                                                              --------------------- ---------------------
    Total stockholders' equity                                                            6,164,654             4,660,527
                                                                              --------------------- ---------------------
Total liabilities and stockholders' equity                                    $         114,653,755           110,330,172
                                                                              ===================== =====================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

         For The Three and Nine Months Ended September 30, 2001 and 2000

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                    Three months ended                   Nine months ended
                                                                       September 30,                       September 30,
                                                                      ---------------                     ---------------
                                                                   2001               2000              2001              2000
                                                                   ----               ----              ----              ----
Interest Income:
     Interest and fees on loans                             $         1,782,589 $       1,849,017         5,471,338        5,261,512
     Interest on federal funds                                           44,504            27,665           201,903           90,255
     Interest on investment securities:
          Taxable                                                       361,754           359,299         1,204,513        1,095,392
          Exempt from Federal income taxes                               29,741            46,983            88,349          140,862
                                                            ------------------- ----------------- ----------------- ----------------
               Total interest income                                  2,218,588         2,282,964         6,966,103        6,588,021
                                                            ------------------- ----------------- ----------------- ----------------
Interest Expense:
     Interest on deposits                                             1,110,923         1,225,709         3,667,511        3,433,916
     Other borrowed funds                                                54,056            60,648           163,098          209,023
                                                            ------------------- ----------------- ----------------- ----------------
               Total interest expense                                 1,164,979         1,286,357         3,830,609        3,642,939
                                                            ------------------- ----------------- ----------------- ----------------
Net interest income                                                   1,053,609           996,607         3,135,494        2,945,082
Provision for possible loan losses                                            -            60,000           160,000          180,000
                                                            ------------------- ----------------- ----------------- ----------------
Net interest income after provision for
   possible loan losses                                               1,053,609           936,607         2,975,494        2,765,082
                                                            ------------------- ----------------- ----------------- ----------------
Non-interest income:
     Service charges on deposits                                         36,152            61,115           130,085          176,567
     Other service charges and fees                                      26,330            24,638            79,424           81,817
     Securities (losses) gain                                             2,158                 -            11,762                -
     Other non-interest income                                           22,496             4,156            40,966           18,762
                                                            ------------------- ----------------- ----------------- ----------------
               Total non-interest income                                 87,136            89,909           262,237          277,146
                                                            ------------------- ----------------- ----------------- ----------------
Non-interest expense:
     Salaries and employee benefits                                     435,637           400,653         1,311,158        1,215,002
     Occupancy expense                                                   64,798            51,285           213,593          173,461
     Furniture and equipment expense                                    104,490            93,009           271,074          251,282
     Other non-interest expense                                         198,296           186,891           625,958          578,603
                                                            ------------------- ----------------- ----------------- ----------------
                Total non-interest expense                              803,221           731,838         2,421,783        2,218,348
                                                            ------------------- ----------------- ----------------- ----------------
                Earnings before income taxes                            337,524           294,678           815,948          823,880

Income tax expense                                                      122,755           101,039           293,898          277,162
                                                            ------------------- ----------------- ----------------- ----------------
                Net income                                  $           214,769           193,639           522,050          546,718
                                                            =================== ================= ================= ================
Income per common share                                     $              0.40              0.36              0.97             1.01
                                                            =================== ================= ================= ================
Common shares  outstanding                                              539,027           539,027           539,027          539,027
                                                            =================== ================= ================= ================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

              For The Nine Months Ended September 30, 2001 and 2000

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                               2001                 2000
                                                                                        ----------------      ----------
Cash Flows from Operating Activities:
   Net income                                                                        $           522,050  $           546,718
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                                       14,698                4,101
      Provision for possible loan losses                                                         160,000              180,000
      Provision for depreciation and amortization                                                181,156              182,809
      (Gain) on securities                                                                       (11,762)                   -
      Federal Home Loan Bank stock dividends                                                     (18,000)             (17,000)
      Decrease (increase) in interest receivable                                                 102,731             (131,801)
      (Increase) in other assets                                                                (511,439)            (208,023)
      (Decrease) increase in other liabilities                                                  (115,067)             184,083
                                                                                    --------------------  -------------------
   Net cash provided by operating activities                                                     324,367              740,887
                                                                                    --------------------  -------------------
Cash Flows from Investing Activities:
   Proceeds from calls and maturity of held to maturity securities                                26,398               29,045
   Purchase of investment securities held to maturity                                           (705,141)                   -
                                                                                    ====================  ===================
   Proceeds from calls and maturity of investments available for
    sale                                                                                      15,701,695              866,582
   Proceeds from sale of investments available for sale                                        9,820,786                    -
   Purchase of investment securities available for sale                                      (23,897,079)                   -
   Net (increase) in loans                                                                    (1,182,534)          (6,258,141)
   Capital expenditures                                                                          (22,993)            (213,297)
                                                                                    --------------------  -------------------
   Net cash (used) in investing activities                                                      (258,868)          (5,575,811)
                                                                                    --------------------  -------------------
Cash Flows from Financing Activities:
   Net (decrease) increase in demand deposits, NOW accounts,
      savings accounts, and IRA's                                                             (2,473,313)           3,938,261
   Net increase  in certificates of deposit                                                      612,386            2,358,164
   Repayment of long-term debt                                                                  (325,000)            (295,000)
   Repayment of Federal Home Loan Bank Advances                                                        -           (4,500,000)
   Net change in securities sold under repurchase agreements                                     (29,163)            (395,656)
   Dividends paid                                                                                (75,464)             (64,683)
                                                                                    --------------------  -------------------
   Net cash provided by financing activities                                                  (2,290,554)           1,041,086
                                                                                    --------------------  -------------------
   (Decrease) in cash and cash equivalents                                                    (2,225,055)          (3,793,838)
Cash and cash equivalents beginning of period                                                 10,112,867            8,606,345
                                                                                    --------------------  -------------------
Cash and cash equivalents end of period                                             $          7,887,812            4,812,507
                                                                                    ====================  ===================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                      $          3,933,081  $         3,402,235
                                                                                    ====================  ===================
      Income taxes                                                                  $            402,254  $           320,303
                                                                                    ====================  ===================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

         For The Three and Nine Months Ended September 30, 2001 and 2000

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                   Three months ended                    Nine months ended
                                                                        September 30,                         September 30,
                                                                        -------------                         -------------
                                                                  2001                2000               2001               2000
                                                                  ----                ----               ----               ----
Net income                                                $    214,769      $       193,639           522,050            546,718
                                                          ----------------------------------------------------------------------
Other comprehensive income, before tax:
  Unrealized (losses) gains on securities
      available for sale:
    Unrealized holding gains (losses) arising
      during the period                                        215,184               361,385          653,593            142,827
    Less: reclassification adjustment for
        (gains) losses included in net income                   (2,158)                    -          (11,762)                 -
                                                          ----------------------------------------------------------------------
  Other comprehensive income                                   213,026               361,385          641,831            142,827
Income taxes related to other
  comprehensive income                                         (80,949)             (137,450)        (243,896)           (54,274)
                                                          ----------------------------------------------------------------------
  Other comprehensive income,
    net of income taxes                                        132,077               223,935          397,935             88,553
                                                          ----------------------------------------------------------------------
  Total comprehensive income (loss)                       $    346,846               417,574          919,985            635,271
                                                          ======================================================================














     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

3.   Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $2,170,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30 , 2001 the rate on the note was 5.61% per annum. Principal is payable annually commencing January 31, 1996 and each January 1 thereafter as follows:


                  January 31,                        Principal Due
                  -----------                        -------------
                      2002                              360,000
                      2003                              395,000
                      2004                              435,000
                      2005                              470,000
                      2006 (Final Maturity)             510,000
                                                 ---------------------
                                                 $     2,170,000
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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  As of And For The Three And Nine Months Ended
                           September 30, 2001 and 2000
                                   (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                       ------------------------------  -------------------------------
                                                                2001             2000             2001            2000
                                                                ----             ----             ----            ----
Net income                                             $       241,769 $        193,639 $        522,050 $       546,718
Per common share data:
  Net income per weighted
    average common share                                        $ 0.40           $ 0.36           $ 0.97          $ 1.01
  Book value                                                   $ 11.44           $ 8.65          $ 11.44          $ 8.65
Ratios:
  Return on average assets                                       0.74%            0.71%            0.59%           0.67%
  Return on average common equity                               14.34%           17.40%           12.12%          16.66%
  Net interest margin (taxable equivalent
    basis)                                                       3.97%            4.13%            3.86%           4.02%
  Expense ratio                                                  2.76%            2.68%            2.73%           2.73%
  Allowance for losses on loans / loans                          1.25%            1.32%            1.25%           1.32%
  Non-performing loans / loans                                   2.20%            0.64%            2.20%           0.64%
  Non-performing assets / loans and
    foreclosed properties                                        3.54%            1.38%            3.54%           1.38%
  Shareholders' equity / total assets                            5.38%            4.22%            5.38%           4.22%
  Leverage ratio (tangible capital /
    tangible average assets)                                     5.08%            4.88%            4.99%           5.09%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As Of and for the Three and Nine Months Ended September 30, 2001 and 2000
-------------------------------------------------------------------------

The following provides a narrative discussion and analysis of significant changes in Volunteer Bancorp's' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Volunteer Bancorp's' 2000 Annual Report, the interim unaudited consolidated financial statements and notes for the three and nine months ended September 30, 2001, included elsewhere herein, and the supplemental financial data included herein.

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

SUMMARY

The Company reported net income for the third quarter of $214,769 , or $0.40 per common share, compared to income of $193,639, or $0.36 for the same period a year ago. Our returns on average assets and average common equity were 0..74 % and 14.34%, respectively, for the quarter compared to 0.71% and 17.40% for the same period last year.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the nine months ended September 30, 2001 totaled $109,838,000 which represents 92.73% of average total assets. Earning assets totaled $104,876,000 at September 30, 2001. Average earning assets for the nine months ended September 30, 2000 totaled $100,108,000, which represented 92.52% of average total assets. Earning assets totaled $100,738,000 at September 30, 2000.

Loan Portfolio. The Company's average loans for the nine months ended September 30, 2001 were $75,263,000 and for the nine months ended September 30, 2000 were $71,161,000. The Company's average loans for the quarter ended September 30, 2001 were $76,100,000 and were $72,776,000 for the quarter ended September 30, 2000. The balance in total loans at September 30, 2001 was $74,999,000 and at September 30, 2000 was $73,782,000.

Investment portfolio. The Company's investment securities portfolio averaged $28,548,000 for the nine months ended September 30, 2001 and $26,956,000 for the nine months ended September 30, 2000. The Company's investment securities portfolio averaged $26,271,000 for the quarter ended September 30, 2001 and averaged $27,269,000 for the quarter ended September 30, 2000. The portfolio totaled $26,214,000 at September 30, 2001 and $26,053,000 at September 30, 2000.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Available for Sale" and "Held to Maturity." The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At September 30, 2001 there was a net unrealized gain in the Available for Sale securities of $198,000 and there was a net unrealized loss of $1,212,000 at September 30, 2000.

Deposits. The Company's average deposits were $107,981,000 for the nine months ended September 30, 2001. This included average non-interest bearing deposits of $11,244,000, average certificates of deposit of $68,877,000, average savings deposits of $5,136,000 and average interest bearing transaction accounts of $22,724,000.

The Company's average deposits for the nine months ended September 30, 2000 were $98,681,000. This included average non-interest bearing deposits of $10,981,000, average certificates of deposit of $63,570,000, average savings deposits of $4,814,000 and average interest bearing transaction accounts of $19,316,000.

Deposits at September 30, 2001 totaled $104,147,000 and totaled $101,120,000 at September 30, 2000.

Securities sold under repurchase agreements. The Company's average balance of securities sold under repurchase agreements for the nine months ended September 30, 2001 was $982,000 and the average was $1,261,000 for the nine months ended September 30, 2000. The total outstanding under these agreements at September 30, 2001 was $1,023,000 and the total outstanding at September 30, 2000 was $925,000.

Note Payable. The Company's long-term debt consists of a single note payable in the amount of $2,170,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or, at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30, 2001 the rate on the note was 5.61% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter. Interest expense for the nine months ended September 30, 2001 totaled $116,000. The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

Capital Resources. Shareholder's equity totaled $$6,165,000 as of September 30, 2001. This included $5,000 of common stock, $1,917,000 of additional paid-in capital, $4,120,000 of retained earnings and accumulated other comprehensive income consisting of an unrealized gain on Securities Available for Sale, net of deferred taxes, of $123,000.

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

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment of investment securities. Additional sources of liquidity are loan repayments and possible prepayments from the mortgage backed securities in the investment portfolio. At September 30, 2001 and 2000, the Company had investments in federal funds of $4,600,000 and $1,875,000, respectively.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Additional sources of liquidity are Federal Home Loan Bank Advances, federal funds purchased, and securities sold under repurchase agreements. The Company has an agreement with the Federal Home Loan Bank whereby the Company may borrower up to an amount, $6,000,000 at September 30, 2001, established by the Federal Home Loan Bank. The Company is required to maintain eligible collateral, consisting of first mortgages on one-to-four residential properties, representing 150 percent of the current outstanding balance of all advances. There were no advances outstanding at September 30, 2001 and 2000. At September 30, 2001, the Company had $2,500,000 of federal funds purchase lines available at three correspondent banks. There were no federal funds purchased at September 30, 2001 and 2000. The Company has agreements with customers, who must meet certain criteria established by the Company, whereby the Company sells the customer investment securities under agreements to repurchase the securities. The securities underlying the agreements are maintained under the Company's control. The outstanding balance under these agreements was $1,023,000 and $925,000 at September 30, 2001 and 2000, respectively.

Because of the level of capital obtained from stock sales and from the funds derived from the note payable, no additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense incurred on interest bearing deposits and other borrowed funds. The following discussion is based on a fully taxable equivalent basis.

Net  interest  income for the nine  months  ended  September  30,  2001  totaled
$3,135,000. This was a result of interest income of $6,966,000 and interest expense of $3,831,000. Interest and fee income on loans totaled $5,471,000, interest income on the investment portfolio totaled $1,293,000, and interest income on federal funds sold totaled $202,000. Interest expense included $2,994,000 on certificates of deposit, $568,000 on interest bearing transaction accounts, $106,000 on savings accounts, $41,000 on securities sold under repurchase agreements, $6,000 on Federal Home Loan Bank advances, and $116,000 on the note payable.

Net  interest  income for the nine  months  ended  September  30,  2000  totaled
$2,945,000. This was a result of interest income of $6,588,000 and interest expense of $3,643,000. Interest and fee income on loans totaled $5,262,000, interest income on the investment portfolio totaled $1,236,000, and interest income on federal funds sold totaled $90,000. Interest expense included $2,722,000 on certificates of deposit, $604,000 on interest bearing transaction accounts, $108,000 on savings accounts, $53,000 on securities sold under repurchase agreements, $9,000 on Federal Home Loan Bank advances, and $147,000 on the note payable.

Net interest income for the three months ended September 30, 2001 totaled $1,054,000. This was a result of interest income of $2,219,000 and interest expense of $1,165,000. Interest and fee income on loans totaled $1,783,000, interest income on the investment portfolio totaled $391,000, and interest income on federal funds sold totaled $45,000. Interest expense included $952,000 on certificates of deposit, $125,000 on interest bearing transaction accounts, $34,000 on savings accounts, $12,000 on securities sold under repurchase agreements, $6,000 on Federal Home Loan Bank advances, and $36,000 on the note payable.

Net interest income for the three months ended September 30, 2000 totaled $997,000. This was a result of interest income of $2,283,000 and interest expense of $1,286,000. Interest and fee income on loans totaled $1,849,000, interest income on the investment portfolio totaled $406,000, and interest income on federal funds sold totaled $28,000. Interest expense included $966,000 on certificates of deposit, $223,000 on interest bearing transaction accounts, $36,000 on savings accounts, $7,000 on securities sold under repurchase agreements, $9,000 on Federal Home Loan Bank advances, and $45,000 on the note payable.

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

The net interest margin for the nine months ended September 30, 2001 was 3.86%. The net cost of funds, defined as interest expense divided by average earning assets was 4.65% and the yield on earning assets was 8.51% for the nine months ended September 30, 2001. The net interest margin for the nine months ended September 30, 2000 was 4.02%. The net cost of funds for the nine months ended September 30, 2000 was 4.85% and the yield on earning assets was 8.87%. The decrease in interest rates during the first nine months of 2001 had a negative impact on the Company's net interest margin. It is anticipated that the impact will lessen as rate sensitive liabilities re-price at lower rates.

The net interest margin for the three months ended September 30, 2001 was 3.97%. The net cost of funds, defined as interest expense divided by average earning assets was 4.32% and the yield on earning assets was 8.30% for the three months ended September 30, 2001. The net interest margin for the three months ended September 30, 2000 was 4.13%. The net cost of funds for the three months ended September 30, 2000 was 5.05% and the yield on earning assets was 9.19%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate incurred on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest rate margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discourage investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the nine months ended September 30, 2001 was 3.41% and it was 3.63% for the nine months ended September 30, 2000. The interest rate spread for the three months ended September 30, 2001 was 3.61% and it was 3.65% for the three months ended September 30, 2000.

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

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $60,000 for the three months ended September 30, 2000. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for possible loan losses.

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

The allowance for loan losses at September 30, 2001 was 1.25% of loans and approximately 35% of non-performing assets. Management believes that the $938,000 at September 30, 2001 in the allowance for possible loan losses is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-Performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual and loans past due more than 90 days and still accruing interest. Non-performing assets at September 30, 2001 were $2,689,000, or 3.54% of loans and foreclosed properties. Non-performing assets at September 30, 2001 consisted of non-accrual loans of $476,000, loans past due 90 days and still accruing interest of $1,171,000 and foreclosed real estate of $1,042,000. Non-performing assets at September 30, 2000 were $1,576,000, or 1.38% of loans and foreclosed assets. Non-performing assets at September 30, 2000 consisted of non-accrual loans of $470,000 loans past due 90 days and still accruing interest of $554,000 and foreclosed real estate of $552,000. The increase in non-performing assets is primarily attributable to commercial real estate and real estate construction loans in which management does not anticipate incurring material losses. Senior management has strengthened the underwriting criteria for real estate construction and commercial real estate lending in order to decrease the risk associated with these types of loans.

Non-Interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and securities gains and losses. Total non- interest income was $262,000 for the nine months ended September 30, 2001. This included $130,000 from service charges on deposit accounts, $79,000 from other service charges and fees, $12,000 of securities gains, and $41,000 of other non-interest income.

Total non-interest income for the nine months ended September 30, 2000 was $277,000. This included $177,000 from service charges on deposit accounts, $82,000 from other service charges and fees, and $18,000 of other non-interest income.

Total non-interest income was $87,000 for the three months ended September 30, 2001. This included $36,000 from service charges on deposit accounts, $26,000 from other service charges and fees, $2,000 of securities gains, and $23,000 of other non-interest income.

Total non-interest income for the three months ended September 30, 2000 was $90,000. This included $61,000 from service charges on deposit accounts, $25,000 from other service charges and fees, and $4,000 of other non-interest income.

The decrease in total non-interest income is mainly attributable to a decrease in service charges on deposit accounts.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2001 was $2,422,000. This consisted of $1,311,000 of salaries and employee benefits, $214,000 of occupancy expenses, $271,000 of furniture and equipment expense, and $626,000 of other non-interest expenses. Other non-interest expenses include advertising, supplies and printing, telephone, postage, and legal and accounting fees.

Non-interest expense for the nine months ended September 30, 2000 was $2,218,000. This consisted of $1,215,000 of salaries and employee benefits, $173,000 of occupancy expenses, $251,000 of furniture and equipment expense, and $579,000 of other non-interest expenses.

Non-interest expense for the three months ended September 30, 2001 was $803,000. This consisted of $436,000 of salaries and employee benefits, $65,000 of occupancy expenses, $104,000 of furniture and equipment expense, and $198,000 of other non-interest expenses.

Non-interest expense for the three months ended September 30, 2000 was $732,000. This consisted of $401,000 of salaries and employee benefits, $51,000 of occupancy expenses, $93,000 of furniture and equipment expense, and $187,000 of other non-interest expenses.

The increase in total non-interest expense is primarily associated with the overall growth of the Company.

Income Taxes. For the nine months ended September 30, 2001, the Company incurred income tax expense of $294,000. For the nine months ended September 30, 2000, the Company incurred income tax expense of $277,000. Approximately $88,000 of income earned for the nine months ended September 30, 2001 is exempt from Federal income taxes. Approximately $141,000 of the income earned during the nine months ended September 30, 2000 is exempt from Federal income taxes.

For the three months ended September 30, 2001, the Company incurred income tax expense of $123,000. For the three months ended September 30, 2000, the Company incurred income tax expense of $101,000. Approximately $30,000 of income earned for the three months ended September 30, 2001 is exempt from Federal income taxes. Approximately $47,000 of the income earned during the three months ended September 30, 2000 is exempt from Federal income taxes.

RETURN ON ASSETS AND EQUITY

Return on assets (annualized net income divided by average total assets) for the nine months ended September 30, 2001 was 0.59%. Return on assets for the nine months ended September 30, 2000 was 0.67%. Return on assets for the three months ended September 30, 2001 was 0.74% and it was 0.71% for the three months ended September 30, 2000.

Return on equity (annualized net income divided by average equity) for the nine months ended September 30, 2001 was 12.12% and it was 16.66% for the nine months ended September 30, 2000. Return on equity for the three months ended September 30, 2001 was 14.34% and it was 17.40% for the three months ended September 30,2000.

Equity to assets (average equity divided by average total assets) was 5.38% for the nine months ended September 30, 2001 and it was 4.22% for the nine months ended September 30, 2000. Equity to assets for the three months ended September 30, 2001 was 5.38% and it was 4.22% for the three months ended September 30, 2000.

The dividend payout ratio (dividends declared divided by net income) for the nine months ended September 30, 2001 was 14.45%. The dividend payout ratio for the nine months ended September 30, 2000 was 11.83%. No dividends were declared during the three months ended September 30, 2001 and 2000 and, accordingly, no dividend payout ratio is presented for those quarters.

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

         None

Item 6. Exhibits and reports on Form 8-K

          (a)  Exhibits

               Exhibit 23.1     Consent of Welch & Associates


          (b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   VOLUNTEER BANCORP, INC.
                                                   (Registrant)


Date: November 14, 2001                             /s/ Reed D. Matney
                                                    ---------------------------
                                                    Reed D. Matney, President
                                                   (principal executive officer)


Date: November 14, 2001                             /s/ H. Lyons Price
                                                    ---------------------------
                                                    H. Lyons Price (principal
                                                    financial and accounting
                                                    officer)

                                                                   EXHIBIT 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the use of our report, dated October 19, 2001, included in this Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2001.






                                                     Welch & Associates, Ltd.



Nashville, Tennessee
November 14, 2001