Form 10KSB
period 2001-12-31
VOLUNTEER BANCORP INC
filed 2002-03-28
CIK 947440

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                         Commission file number 33-94050

                             VOLUNTEER BANCORP, INC.
                 (Name of small business issuer in its charter)

          TENNESSEE                                      62-1271025
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                              210 East Main Street
                          Rogersville, Tennessee 37857
              (Address of principal executive offices and Zip Code)

                    Issuer's telephone number (423) 272-2200


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the twelve months ended December 31, 2001 were $8,986,971.

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 15, 2002 is approximately $4.97 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 15, 2002, Common Stock, $.01 par value, 539,027.

                    Documents Incorporated by Reference: None

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY

Volunteer Bancorp, Inc. is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. Volunteer, with consolidated total assets of approximately $114 million at December 31, 2001, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee, and we conduct operations through our subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the State of Tennessee in April 1906. We do not engage in any activities other than acting as a bank holding company for the Bank. We believe we can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

NET INTEREST INCOME

The following table sets forth weighted average yields earned by Volunteer on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                    2001                                           2000
                                      ---------------------------------              --------------------------------
(Fully taxable equivalent)                        Interest      Average                          Interest     Average
(Dollars in thousands except          Average      Income/      Yields/              Average      Income/     Yields/
for per share data)                   Balance      Expense       Rate                Balance      Expense       Rate
                                      -------      -------       ----                -------      -------       ----
Assets:

Interest-earning assets:

Loans net of unearned income             $74,989       $7,137        9.52%              $71,927       $7,156       9.95%
U.S. Treasury and other U.S.
  government agencies                     24,585        1,468        5.97%               22,237        1,427       6.42%
States and municipalities                  2,889          190        6.58%                4,424          286       6.46%
FHLB stock                                   341           23        6.74%                  317           23       7.26%
Federal funds sold                         6,056          234        3.86%                2,812          175       6.22%
                                           -----          ---                             -----          ---
    Total interest-earning
      assets/interest income             108,860        9,052        8.32%              101,717        9,067       8.91%
                                         -------        -----                           -------        -----
Cash and due from banks                    2,953                                          2,883
Other assets                               6,626                                          6,247
Allowance for loan losses                  (971)                                          (937)
                                           -----                                          -----
    Total                               $117,468                                       $109,910
                                        ========                                       ========

Liabilities and stockholders'
  equity:

Interest-bearing liabilities:

Demand deposits                          $21,541          644        2.99%              $19,998         $852       4.26%
Savings                                    5,477          135        2.46%                4,706          142       3.02%
Individual retirement accounts             8,829          471        5.33%                8,813          504       5.72%
Time certificates                         59,843        3,331        5.57%               55,609        3,255       5.85%
FHLB advances                                162            7        4.32%                  143            9       6.29%
Securities sold under repurchase             992           53        5.34%                1,196           68       5.69%
Note payable                               2,186          139        6.36%                2,520          212       8.41%
                                           -----          ---                             -----          ---
  Total interest-bearing
    liabilities/interest expense          99,030        4,780        4.83%               92,985        5,042       5.42%
                                          ------        -----                            ------        -----
Non-interest bearing demand
  deposits                                11,328                                         10,917
Other liabilities                          1,510                                          1,303
Stockholders' equity                       5,600                                          4,705
                                           -----                                          -----
  Total                                 $117,468                                       $109,910
                                        ========                                       ========
Net interest earnings                                  $4,272                                         $4,025
                                                       ======                                         ======
Net interest on interest earning
  assets                                                             3.92%                                         3.96%
                                                                     ====                                          ====

Return on average assets                   0.53%                                          0.66%
Return on average equity                  11.19%                                         15.52%
Cash dividends declared                  $75,464                                        $64,683
Dividend payout ratio                     12.04%                                          8.86%
Net income                              $626,659                                       $730,077

The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:


                                              December 31,                                    December 31,
                                                  2001                                            2000
                                                 versus                                          versus
                                              December 31,                                    December 31,
                                                  2000                                            1999
                                         Increases (decreases)                           Increases (decreases)
(Dollars in Thousands)                     Change Due To: (1)                              Change Due To: (1)
                                   ---------------------------------               ---------------------------------
                                   Volume        Rate          Total               Volume        Rate          Total
                                   ------        ----          -----               ------        ----          -----
Increase (decrease) in:
Loans, net of unearned income   $     297    $   (316)       $   (19)             $   881     $  (160)        $  721
U.S. Treasury and other U.S.
  government agency securities        146        (105)            41                  221          14            235
States and municipal securities       (99)          3            (96)                 168           1            169
FHLB stock                              2          (2)             0                   20                         20
Federal funds sold                    183        (124)            59                 (175)        (25)          (200)
                                ---------    --------        -------              -------     -------         ------
Total interest income           $     529    $   (544)       $   (15)             $ 1,115     $  (170)        $  945
                                =========    ========        =======              =======     =======         ======



Increase (decrease) in:
Demand deposits                 $      50    $   (258)       $  (208)             $    79     $    (9)        $   70
Savings deposits                       21         (28)            (7)                  32           1             33
Individual retirement accounts          1         (34)           (33)                  87         (54)            33
Time certificates                     243        (167)            76                  371        (220)           151
Federal funds purchased                 0           0              0                    8                          8
Securities sold under repurchase        1          (3)            (2)                  (2)        (10)           (12)
FHLB advances                         (12)         (3)           (15)                  48                         48
Note payable                          (23)        (50)           (73)                 (19)         (9)           (28)
                                ---------    --------        -------              -------     -------         ------
Total interest expense          $     281    $   (543)       $  (262)             $   604     $  (301)        $  303
                                =========    ========        =======              =======     =======         ======
Increase (decrease) in
  net interest income           $     248    $     (1)       $   247              $   511     $   131         $  642
                                =========    ========        =======              =======     =======         ======


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


LIABILITY AND ASSET MANAGEMENT

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest- earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The asset/liability committee, which consists of H. Lyons Price, Reed D. Matney, William E. Phillips, Terry Moreloch and other officers, is charged with monitoring the liquidity and funds position of the Company. The Committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

We currently operate an asset/liability model, using Sendero Vision software, with which we simulate operations and subsequently develop policies regarding permitted gap positions, permitted risks in deviations from budget earnings and liquidity. We apply the System quarterly using rate fluctuations of +/-2%.

At December 31, 2001, we had a negative cumulative repricing gap within one year of approximately $41.8 million, or approximately 39.49% of total earning assets. This negative repricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

The following table represents an interest sensitivity profile for Volunteer as of December 31, 2001 and 2000. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.


                                                          December 31, 2001
                                       -----------------------------------------------------
                                                   After 3    After 12
                                                    months     months
                                        Within     Within 12  Within 5      After
                                       3 months     months      years      5 years     Total
                                       --------     ------      -----      -------     -----
(Dollars in thousands) Earning assets:

Loans                                     $22,733     $16,073    $27,656      $6,604    $73,066
Investment securities:
   Available for sale                       2,849         523      5,705      16,535     25,612
   Held to maturity                                                  584          43        627
FHLB stock                                    355                                           355

Federal funds sold                          6,275                                         6,275
                                          -------     -------    -------     -------   --------
    Total earning assets                  $32,212     $16,596    $33,945     $23,182   $105,935
                                          =======     =======    =======     =======   ========


Interest-bearing liabilities:

Interest-bearing deposits                 $53,637     $33,725     $5,213                $92,575
Securities sold under
  repurchase agreements                     1,110                                         1,110

Long-term debt                              2,170                                         2,170
                                          -------     -------    -------     -------   --------
  Total interest-bearing liabilities      $56,917     $33,725    $ 5,213     $     0   $ 95,855
                                          =======     =======    =======     =======   ========

Net repricing gap                        $(24,705)   $(17,129)   $28,732     $23,182   $ 10,080
                                         ========    ========    =======     =======   ========
Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                  (23.32)%    (16.17)%    27.12%      21.88%      9.52%
                                         ========    ========    =======     =======   ========
Cumulative gap                           $(24,705)   $(41,834)  $(13,102)    $10,080
                                         ========    ========    =======     =======
Cumulative gap as a percentage of
  total earning assets                     (23.32)%    (39.49)%   (12.37)%      9.52%
                                         ========    ========    =======     =======

                                                            December 31, 2000
                                         -----------------------------------------------------
                                                     After 3    After 12
                                                      months     months
                                          Within     Within 12  Within 5      After
                                         3 months     months      years      5 years     Total
                                         --------     ------      -----      -------     -----
(Dollars in thousands) Earning assets:
Loans                                     $22,748     $17,624    $28,786      $4,867    $74,025
Investment securities:
   Available for sale                         874         940      3,864      19,413     25,091
   Held to maturity                                        43                  1,023      1,066
FHLB stock                                    332                                           332

Federal funds sold                          6,950                                         6,950
                                          -------     -------    -------     -------   --------
    Total earning assets                  $30,904     $18,607    $32,650     $25,303   $107,464
                                          =======     =======    =======     =======   ========


Interest-bearing liabilities:

Interest-bearing deposits                 $47,815     $43,273     $4,025                $95,113
Securities sold under
   repurchase agreements                    1,052                                         1,052

Long-term debt                              2,495                                         2,495
                                          -------     -------    -------     -------   --------
  Total interest-bearing liabilities        51362       43273       4025           0      98660
                                         ========    ========    =======     =======     ======

Net repricing gap                        $(20,458)   $(24,666)   $28,625     $25,303     $8,804
                                         ========    ========    =======     =======     ======
Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                  (19.04)%    (22.95)%    26.64%      23.55%      8.19%
                                         ========    ========    =======     =======     ======
Cumulative gap                           $(20,458)   $(45,124)  $(16,499)     $8,804
                                         ========    ========    =======     =======
Cumulative gap as a percentage of
  total earning assets                    (19.04)%     (41.99)%   (15.35)%      8.19%
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

DEPOSITS

Our primary source of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2001 and 2000.


                                             December 31
                                         -------------------
                                         2001           2000
                                         ----           ----

Non interest-bearing
deposits:
Individuals, partnerships
and corporations                      $10,604        $10,549
U.S. Government and states
and political subdivisions                106             57
Commercial banks and                                      --
other depository institutions             133
Certified and official checks             492            289
                                          ---            ---
  Total non-interest bearing
deposits                               11,335         10,895
                                       ------         ------

Interest-bearing deposits:
Interest-bearing demand
accounts                               18,455         22,530
Savings accounts                        6,112          4,612
Individual retirement
accounts                                2,204          1,967
Certificates of deposit, less
than $100,000                          45,548         45,721
Certificates of deposit,
greater than $100,000                  20,256         20,283
                                       ------         ------
  Total interest-bearing
deposits                               92,575         95,113
                                       ------         ------

  Total deposits                     $103,910       $106,008
                                     ========       ========



The following table presents a breakdown by category of the average amounts of deposits and the weighted average rate paid on deposits for the periods indicated:


                                                                         December 31,
                                                   --------------------------------------------------------
                                                             2001                            2000
                                                   ------------------------         -----------------------

Non-interest bearing deposits                      $11,328                          $10,917
Savings deposits                                     5,477            2.46%           4,706           3.02%
Individual retirement accounts                       8,829            5.33%           8,813           5.72%
Time deposits                                       59,843            5.57%          55,609           5.85%
Interest bearing demand deposits                    21,541            2.99%          19,998           4.26%
                                                    ------                           ------
  Total deposits                                  $107,018                         $100,043
                                                  ========                         ========

At December 31, 2001 and 2000, time deposits greater than $100,000 aggregated approximately $20 million. The following table indicates, as of December 31, 2001 and 2000, the dollar amount of $100,000 or more deposits by time remaining until maturity:



                                    December 31, 2001                             December 31, 2000
                             ----------------------------------            ----------------------------------
                                                1 year                                        1 year
                           3 Months   3 to 12  through                   3 Months   3 to 12  through
                            or less    Months  5 years    Total           or less    Months  5 years    Total
                            -------    ------  -------    -----           -------    ------  -------    -----
(In thousands)
Time Certificates            $5,927   $12,905   $1,424  $20,256            $6,309   $13,182     $792  $20,283
                             ======   =======   ======  =======            ======   =======     ====  =======

ASSETS

Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 2001 and 2000.



                                                           December 31,
                                                     ----------------------
                                                      2001             2000
                                                     -----            -----
(In thousands) Investment securities:
  Available for sale                               $25,612          $25,091
  Held to maturity                                     627            1,066
FHLB stock                                             355              332
Federal funds sold                                   6,275            6,950
Loans:
  Real estate                                       46,552           48,283
  Commercial and other                              26,514           25,756
                                                    ------           ------
    Total loans                                     73,066           74,039
  Less unearned income                                  --              (14)
                                                    ------             ----
Loans, net of unearned
  income                                            73,066           74,025
                                                    ------           ------
Interest earning assets                           $105,935         $107,464
                                                  ========         ========


INVESTMENT PORTFOLIO

At year end 2001, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 100.00% of the investment portfolio.

The following table sets forth the composition of the carrying value of our investment portfolio at December 31, 2001 and 2000:


                                                             December 31,
                                                        --------------------
                                                        2001            2000
                                                        ----            ----
(In thousands) Held to maturity:
Obligations of U.S. Government
  agencies                                              $627           $1,066
                                                        ----           ------



Available for sale:
U.S. Treasury securities                                $523             $506
Obligations of U.S. Government
  agencies                                            21,425           20,536
Obligations of states and
  political subdivisions                               3,664            4,049
FHLB stock                                               355              332
                                                       -----            -----
                                                     $25,967          $25,423
                                                     =======          =======

The following table presents the maturity distribution of the amortized cost and estimated market value of the Company's debt securities at December 31, 2001 and 2000. The weighted average yields on these instruments are presented based on final maturity. Yields on states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.


                                              December 31, 2001                     December 31, 2000
                                        ------------------------------         ----------------------------
                                                   Estimated   Weighted                 Estimated    Weighted
                                      Amortized     Market      Average     Amortized     Market     Average
                                        Cost         Value       Yield         Cost       Value       Yield
                                        ----         -----       -----         ----       -----       -----
(Dollars in thousands)
Held to maturity:
-----------------
  Obligations of U.S. Government
    agencies:
    Due after 1 year but within
      5 years                                $585         $583
    Due after 5 years but within
      10 years                                  8            9                   $1,009      $  986
    Due after 10 years                         34           35                       57          59
                                                                                     --          --
      Total                                  $627         $627      3.28%        $1,066      $1,045       6.39%
                                             ====         ====                   ======      ======

Available for sale:
-------------------
  U.S. Securities:
    Due after 1 year but within
      5 years                                $502         $523                     $503        $506
                                             ----         ----                     ----        ----
      Total                                   502          523      5.47%           503         506       5.49%
                                              ---          ---                      ---         ---
  Obligations of U.S. Government
    agencies:
    Due within 1 year                          36           36                      480         480
    Due after 1 year but within
      5 years                               4,605        4,556                    2,000       1,989
    Due after 5 years but within
      10 years                              8,895        8,952                   13,688      13,440
    Due after 10 years                      7,895        7,881                    4,781       4,627
                                            -----        -----                    -----       -----
       Total                               21,431       21,425      5.21%        20,949      20,536       6.36%
                                           ------       ------                   ------      ------
  Obligations of states and
      political subdivisions
    Due after 1 year but within
      5 years                               1,231        1,250                    1,373       1,370
      Due after 5 years but within
        10 years                            1,585        1,563                    2,335       2,313
    Due after 10 years                        887          851                      375         366
                                              ---          ---                      ---         ---
        Total                               3,703        3,664      4.30%         4,083       4,049       4.20%
                                            -----        -----                    -----       -----

Total                                     $25,636      $25,612      5.04%       $25,535     $25,091       6.22%
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

Our investment securities portfolio of $26,593,781 at December 31, 2001, consisted of $626,859 of securities held to maturity, which are carried at amortized cost and $25,966,922 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $142,971 and unrealized losses were $166,745. Our investment securities portfolio of $26,489,217 at December 31, 2000, consisted of $1,066,548 of securities held to maturity, which are carried at amortized cost and $25,422,669 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $20,642 and unrealized losses were $464,320.

As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $1,597 and unrealized losses of $1,867 at December 31, 2001, compared to $3,243 unrealized gains and $24,599 unrealized losses at year end December 31, 2000.

LOAN PORTFOLIO

Total loans of $73,066,000 at December 31, 2001, reflected a decrease of $973,000 compared to total loans for the year ended December 31, 2000. Residential real estate loans, which historically have had low loss experience, increased $1,243,000 or 4.46%. Construction and land development loans, loans secured by farmland and commercial real estate loans decreased by $2,974,000 or 14.56%. Commercial and industrial loans and agricultural loans increased by $42,000 or 0.37%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends.
Installment and other consumer loans increased by $726,000, or 4.98%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hawkins and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions.

The following table sets forth the composition of the Company's loan portfolio as December 31, 2001 and 2000.



                                                              December 31,
                                                        ---------------------
(In thousands)                                          2001             2000
                                                        ----             ----
Real estate loans:
  Construction and land development                   $4,296           $6,752
  Secured by farmland and
improvements                                           1,491            1,692
  Secured by residential properties                   29,111           27,868
  Commercial real estate loans                        11,654           11,971
                                                      ------           ------
    Total real estate loans                           46,552           48,283
Loans to farmers                                       1,862            1,555
Commercial and industrial loans                        9,364            9,629
Installment loans                                     11,923           11,358
Other consumer loans                                   3,357            3,196
All other loans                                            8               18
                                                      ------           ------

    Total loans                                      $73,066          $74,039
                                                     =======          =======

The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year.


                                                                       December 31, 2001
                                                    --------------------------------------------------------
                                                                         Maturity Range
                                                    --------------------------------------------------------
                                                   One Year       One Through          Over
                                                    or Less        Five Years       Five Years         Total
                                                    -------        ----------       ----------         -----
(In thousands)
Real estate construction loans                       $4,281               $15        $     --           $4,296
Real estate mortgage loans                           15,351            13,885          13,020           42,256
Commercial and industrial loans                       6,723             2,468             173            9,364
Agricultural loans                                    1,435               382              45            1,862
All other loans                                       5,400             9,555             333           15,288
                                                      -----             -----             ---           ------
  Total loans                                       $33,190           $26,305         $13,571          $73,066
                                                    =======           =======         =======          =======



The sensitivity to interest rate changes of that portion of Company's loan portfolio that matures after one year is set below:

Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 2001 (in thousands);



Fixed rate                                                 $21,989
Floating rate                                                7,999
                                                           -------
                                                           $29,988
                                                           =======

Other loans maturing after one year:

Fixed rate                                                  $9,888
Floating rate                                                   --
                                                           -------
                                                            $9,888

  Total loans maturing after one year                      $39,876
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

The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $908,016 at year end 2001, or 1.24% of loans outstanding, net of unearned income, compared to $985,784 or 1.33% at year end 2000.

RESERVE FOR LOAN LOSSES

The following table presents the data related to the Company's reserve for loan losses for the years ended December 31, 2001 and 2000:

                                                           December 31,
                                                      --------------------
                                                      2001            2000
                                                      ----            ----
(In thousands)

Balance at beginning of period                         $986             $842
Charge offs:
  Commercial, financial and agricultural               (32)              (2)
  Real estate mortgage                                 (64)             (47)
  Installment loans to individuals                    (271)             (86)
                                                      -----             ----
                                                      (367)            (135)
                                                      -----            -----

Recoveries:
  Commercial, financial and agricultural                 --                4
  Real estate mortgage                                    4
  Installment loans to individuals                       20               35
                                                         --               --
                                                         24               39
                                                         --               --
Net charge offs                                       (343)             (96)
                                                      -----             ----
Additions charged to operations                         265              240
                                                        ---              ---
Balance at end of period                               $908             $986
                                                       ====             ====

Ratio of net charge offs during the period to
  average loans outstanding during the period.        0.46%            0.13%
                                                      ====             ====
Average allowance for loan losses to average
  total loans.                                        1.29%            1.30%
                                                      ====             ====

At December 31, 2001 and 2000, the allowance for loan losses was allocated as follows:
 (In thousands)

                                                          December 31, 2001                       December 31, 2000
                                                    ------------------------------          ----------------------------------
                                                            Percent of loan in each                     Percent of loan in each
                                                    Amount  category to total loans         Amount      category to total loans
                                                    ------  ----------------------          ------      ----------------------
  Commercial, financial and agricultural             $62             15.36%                    $67              15.11%
  Real estate mortgage                               221             63.71%                    240              65.21%
  Installment loans to individuals                   625             20.93%                    678              19.68%
                                                     ---            ------                     ---             ------
                                                    $908            100.00%                   $986             100.00%
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

Non-performing assets (In thousands)                                                    December 31
                                                                                   2001             2000
                                                                                   ----             ----
Nonaccrual loans                                                                   $619             $513
Restructured loans                                                                   --               --
Other loans past due 90 days or more to principal or interest payments           $1,640             $671
Non-performing loans as a percentage of net loans before allowance
  for loan losses                                                                  3.09%            1.60%
Allowance for loan losses as a percentage of nonperforming loans                  40.19%           83.28%

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

LIQUIDITY

The following table sets forth liquidity ratios for the periods indicated:



                                                        2001            2000
                                                        ----            ----
Average loans to average deposits                      70.07%          71.90%


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

The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off- balance sheet activities such as loan commitments.

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

Our consolidated capital ratios are set forth below. See Note 12 to the Notes to Consolidated Financial Statements for Bank-only capital ratios.


                                                              December 31,
                                                        ----------------------
                                                        2001              2000
                                                        ----              ----
(Dollars in thousands)
Capital:
Tier I capital:
        Stockholders' common equity                     $6,132           $5,320
         Less unrealized (loss) gain in securities        (15)            (275)
        Less dissallowed intangibles                     (131)            (149)
                                                         -----            -----
              Total Tier I capital                       6,016            5,446

Tier II capital:
        Qualifying allowance for loan losses               907              921
                                                           ---              ---
                        Total capital                   $6,923           $6,367
                                                        ======           ======

Risk-adjusted assets                                   $72,575          $73,592
Quarterly average assets                              $114,282         $114,561

Ratios:
Tier I capital to risk-adjusted assets                   8.29%            7.40%
Tier II capital to risk-adjusted assets                  1.25%            1.25%
Total capital to risk-adjusted assets                    9.54%            8.65%
Leverage - Tier I capital to quarterly
  average assets less disallowed intangibles             5.26%            4.75%


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

On December 31, 2001, the Bank and Volunteer exceeded the regulatory minimums and qualified under the regulations as a well-capitalized institution and an adequately capitalized institution, respectively.

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

In addition, the BHCA prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire shares of a bank or bank holding company located outside the acquiror's principal state of operations unless such an acquisition is specifically authorized by statute in the state in which the bank or bank holding company whose shares are to be acquired is located. Tennessee has adopted legislation that authorizes nationwide interstate bank acquisitions, subject to certain state law reciprocity requirements, including the filing of an application with and approval of the Tennessee Commissioner of Financial Institutions. The Tennessee Bank Structure Act of 1974, as amended, restricts the acquisition by bank holding companies of banks in Tennessee. A bank holding company is prohibited from acquiring any bank in Tennessee as long as banks that it controls retain 30% or more of the total deposits in individual, partnership and corporate demand and other transaction accounts and in savings accounts and time deposits in all federally insured financial institutions in Tennessee, subject to certain limitations and exclusions. Also, under this act, no bank holding company may acquire any bank in operation for less than five years or begin a denovo bank in any county in Tennessee with a population, in 1970, of 200,000 or less, subject to certain exceptions.

Under Tennessee law, branch banking is permitted in any county of the state.

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

As a result of certain findings in the Tennessee Department of Financial Institution's Report of Examination dated June 4, 2001, the Board of Directors of Bank entered into a Memorandum of Understanding (Memorandum), dated August 16, 2001, with the Commissioner of the Tennessee Department of Financial Institutions and the Memphis Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that if not properly addressed and corrected could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum cover capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has revised a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. Management of the Company and the Bank believe that the Bank is in substantial compliance with the provisions of the Memorandum.


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

We believe that at December 31, 2001, the Bank was well capitalized under the criteria discussed above.

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

BROKERED DEPOSITS AND PASS-THROUGH INSURANCE

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass- through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because we believe that the Bank was well capitalized as of December 31, 2001, we believe the brokered deposits regulation will have not material effect on the funding or liquidity of the Bank.

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

EMPLOYEES

At December 31, 2001, the Company had a total of 54 employees with 3 of those employed on a part-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank's main office is located at 210 East Main Street in Rogersville, Tennessee. The property consists of a masonry building with approximately 10,000 square feet, 7,500 square feet of which is used by the Bank. The Bank has a branch in Sneedville, Tennessee which is a masonry building of approximately 7,000 square feet, which is constructed on a half acre of land owned by the Bank. The Bank operates a third location as a branch in Church Hill. During
2001, the Bank opened a fourth limited service branch in Rogersville. All facilities have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We conducted a public offering of our Common Stock in 1997 at a price of $15 per share (the "Offering"). There is no established public market for the shares. Management is aware that isolated transactions in the Common Stock occur from time to time. To our best knowledge transactions in the Common Stock during 2001 were for the price of $15.00 per share.

There were 480 holders of record of the Common Stock as of March 15, 2002.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to provide the reader with a concise description of our financial condition and changes therein and results of our operations and the Bank for the years ended December 31, 2001 and 2000.

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

RESULTS OF OPERATIONS

Net income for 2001 was $626,659 decreasing $103,418 compared with net income of $730,077 for 2000. Our return on average assets was 0.53% for 2001 or 88% the return on average assets of 0.66% for 2000. Our return on average equity decreased to 11.19% for 2001 compared with 15.52% for 2000.

Our net income for 2001 and 2000 were impacted by the following:

         -- The yield on average interest earnings assets was 8.32% for 2001 decreasing 59 basis points from 8.91% for 2000.

          Average earning assets increased $7,143,000 to $108,860,000 for 2001 compared to $101,717,000 for 2000.

         Yield on average interest bearing liabilities decreased 59 basis points from 5.42% in 2000 to 4.83% for 2001.

         Average   interest   bearing   liabilities   increased   $6,045,000  to
         $99,030,000 for 2001 compared to $92,985,000 for 2000.

         Average interest earning assets to average total assets increased slightly from 92.55% for 2000 to 92.67% for 2001.

         Average interest bearing liabilities to average total assets decreased from 84.60% for 2000 to 84.30% for 2001.

As a result of the foregoing net interest income as a percentage of average interest earning assets decreased from 3.96% for 2000 to 3.92% for 2001. Accordingly, net interest income for 2001 of $4,206,824 was only $277,319 greater than net interest income of $3,929,505 for 2000.

Net interest income for 2001 was positively impacted by a decrease in interest expense of $73,000 on parent company only borrowings. Average parent company only borrowings were $2,186,000 for 2001 or a decrease of $334,000 compared to 2000 of $2,520,000. The decrease of $73,000 was attributable to a decrease in the average rate on such outstanding borrowings from 8.41% for 2000 to 6.36% for 2001 and principal reduction. The borrowing was incurred in order to increase the capital of our subsidiary bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31, 2001 and 2000.



                                                   2001                                           2000
                                      -----------------------------                  ----------------------------
(Fully taxable equivalent)                       Interest     Average                           Interest    Average
(Dollars in thousands except          Average     Income/     Yields/                Average    Income/     Yields/
for per share data)                   Balance     Expense      Rate                  Balance    Expense      Rate
                                      -------     -------      ----                  -------    -------      ----
Assets:

Interest-earning assets:

Loans net of unearned income            $ 74,989    $ 7,137       9.52%               $ 71,927     $ 7,156      9.95%
U.S. Treasury and other U.S.
  government agencies                     24,585      1,468       5.97%                 22,237       1,427      6.42%
States and municipalities                  2,889        190       6.58%                  4,424         286      6.46%
FHLB stock                                   341         23       6.74%                    317          23      7.26%
Federal funds sold                         6,056        234       3.86%                  2,812         175      6.22%
                                           -----        ---                              -----         ---
    Total interest-earning
      assets/interest income             108,860      9,052       8.32%                101,717       9,067      8.91%
                                         -------      -----                            -------       -----
Cash and due from banks                    2,953                                         2,883
Other assets                               6,626                                         6,247
Allowance for loan losses                   (971)                                         (937)
                                            ----                                         -----
    Total                               $117,468                                      $109,910
                                        ========                                      ========

Liabilities and stockholders'
  equity:

Interest-bearing liabilities:

Demand deposits                         $ 21,541      $ 644       2.99%               $ 19,998       $ 852      4.26%
Savings                                    5,477        135       2.46%                  4,706         142      3.02%
Individual retirement accounts             8,829        471       5.33%                  8,813         504      5.72%
Time certificates                         59,843      3,331       5.57%                 55,609       3,255      5.85%
FHLB advances                                162          7       4.32%                    143           9      6.29%
Securities sold under
repurchase                                   992         53       5.34%                  1,196          68      5.69%
Note payable                               2,186        139       6.36%                  2,520         212      8.41%
                                           -----        ---                              -----         ---
  Total interest-bearing
    liabilities/interest expense          99,030      4,780       4.83%                 92,985       5,042      5.42%
                                          ------      -----                             ------       -----
Non-interest bearing demand
  deposits                                11,328                                        10,917
Other liabilities                          1,510                                         1,303
Stockholders' equity                       5,600                                         4,705
                                           -----                                         -----
  Total                                 $117,468                                      $109,910
                                        ========                                      ========
Net interest earnings                                $4,272                                         $4,025
                                                     ======                                         ======
Net interest on interest earning
  assets                                                          3.92%                                         3.96%
                                                                  ====                                          ====

Return on average assets                   0.53%                                         0.66%
Return on average equity                  11.19%                                        15.52%
Cash dividends declared                  $75,464                                       $64,683
Dividend payout ratio                     12.04%                                         8.86%
Net income                            $ 626,659                                     $ 730,077

Non-interest expense increased $372,166 from $2,939,884 for 2000 to $3,312,050 for 2001. Non-interest expense as a percentage of average assets increased by 0.15% from 2.67% in 2000 to 2.82% for 2001.

The following table presents non-interest expense for 2001 compared to 2000 as a percentage of average assets and the changes therein (in thousands):

NONINTEREST EXPENSE



                                                              % Average                        % Average
                                                  2001           Assets            2000           Assets
                                                  ----           ------            ----           ------
Salaries and employee benefits                  $1,743           1.48%           $1,603           1.46%
Occupancy, net                                     267           0.23%              227           0.21%
Furniture and equipment                            368           0.31%              333           0.30%
Directors fees                                      76           0.06%               80           0.07%
Advertising                                         30           0.03%               37           0.03%
FDIC insurance                                      17           0.01%               19           0.02%
Office supplies                                     87           0.07%               72           0.07%
Professional services                               75           0.06%               71           0.06%
Telephone                                           51           0.04%               48           0.04%
Postage and courier                                 60           0.05%               52           0.05%
Loss on other real estate owned                     89           0.08%               --             --
Other                                              449           0.38%              398           0.36%
                                                ------                           ------
                                                $3,312           2.82%           $2,940           2.67%
                                                ======           ====            ======           ====


Non-interest expenses increased 12.65% in absolute terms from 2000 to 2001 and increased as a percentage of average total assets. The increase is attributable to an expansion of our asset base with a corresponding increase in non-interest expenses. Occupancy expense increased in 2001 by 2.25% primarily attributable to overall asset growth. Non-interest expense as a percentage of average assets is expected to decline as growth in Bank assets is expected to increase faster than the growth in non-interest expense.

The  provision  for loan losses in 2001 was $265,000 and for 2000 was  $240,000.
The provision for loan losses is the amount management deems necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserve is determined by management after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by Volunteer, historic loan-loss experience, loan mix and the level of loans relative to reserves.

Non-interest income decreased $16,422 from $356,306 in 2000 to $339,884 in 2001 primarily due to a decrease in service charges on deposit accounts.

Income tax expense decreased $32,851 from $375,850 in 2000 to $342,999 in 2001.

FINANCIAL POSITION

Our total assets decreased 1.62% or $1.89 million during 2001 to $114.25 million at year end 2001 from $116.14 million at year end 2000. This decrease is primarily attributable to a decrease of $2.04 million in deposits and securities sold under repurchase agreements during 2001 to $105.02 million at year end 2001 from $107.06 million at year end 2000.

Portfolio securities increased $100,000 in 2001 to $26.59 million at year end 2001 from $26.49 million at year end 2000 while federal funds decreased $0.67 million during 2001.

Loans decreased $0.95 million during 2001 to $73.07 million at year end 2001 compared to $74.02 million at year end 2000. Of this decrease real estate mortgage loans decreased $1.73 million in 2001 and consumer loans decreased $0.73 million in 2001. Real estate mortgage loans represented 63.71% of gross outstanding loans at year end 2001. Consumer loans represented 20.91% of gross outstanding loans at year end 2001.

Deposits and securities sold under repurchase agreements decreased $2.04 million in 2001 from $107.06 million at year end 2000 to $105.02 million at year end 2001.

CAPITAL REQUIREMENTS

Our equity capital was $6.13 million at year end 2001 compared to $5.32 million at year end 2000. This increase of approximately $811,000 consists of our net income for 2001 of $626,659, an increase in the accumulated other comprehensive income of $260,340 less dividends paid of $75,464.

The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

Management believes, as of December 31, 2001, that we meet all capital requirements to which we are subject and that we are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond our control, such as a downturn in the local economy, could adversely affect future earnings and, consequently, our ability of to meet our future minimum capital requirements.

The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at December 31, 2001.

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

A traditional measure of interest rate sensitivity and its impact upon the next years earnings is our one-year gap position (total assets subject to repricing less total liabilities subject to repricing). A negative one-year gap position generally exposes our earnings to rising short term rates over the period and thus reduced net interest income because current liabilities reprice faster than current assets. However, this earnings exposure can be mitigated during the period if total asset growth is sufficient such that new assets are priced at relatively higher rates and new deposit maturities are extended. At December 31, 2001 we had a cumulative one year negative gap of (39.49%) or a net of $41.83 million in liabilities repricing faster than assets.

While the one-year-gap measure helps provide some information about a financial institution's interest sensitivity, it does not predict the trends of future earnings.

ASSET QUALITY

Non-performing and other loans past due 90 days or more were $2,258,495 at year end 2001 compared to $1,184,087 at year end 2000 representing an increase of $1,074,408. Non-performing loans as a percentage of net loans before the allowance for loan losses was 3.09% at year end 2001 and 1.59% at year end 2000. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was 40.20% at year end 2001 and 83.25% at year end 2000. Other real estate owned increased $589,438 to $1,144,770 at year end 2001 compared to $555,332 at year end 2000.
We had no material restructured loans in 2001 or 2000. Our asset quality has deteriorated as a result of a weakening economy and a lapse in underwriting at one of our branches. Our loan policies and procedures have been tightened and the problems have been addressed. We intend to continue aggressive collection efforts.

The increase in non-accrual loans and other real estate owned is mainly attributable to real estate development loans. Management has adopted more stringent underwriting guidelines to address this problem along with aggressive collection efforts. In addition, the Bank hired, in February 2002 a senior experienced credit officer to oversee credit administration, including policies and procedures, underwriting and credit analysis.

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


Item 7.  Financial Statements

Index to Consolidated Financial Statements:                                                                    Page
                                                                                                               ----

         Independent Auditor's Report...........................................................................F-1

         Consolidated Balance Sheets at December 31, 2001 and 2000..............................................F-2

         Consolidated Statements of Earnings for the years ended December 31, 2001 and 2000.....................F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 2001 and 2000....................................................................F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000...................F-5

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

     REED D. MATNEY (52) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

     G. DOUGLAS PRICE (61) has served as a Director since 1994. Mr. Price is retired and was the former Executive for Hawkins County, Tennessee.

     WILLIAM E. PHILLIPS (54) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

     GARY E. VARNELL (55) has served as a Director since 1994. Mr. Varnell is the owner and operator of a retail office products store in Rogersville, Tennessee.

     GEORGE L. BROOKS (72) has served as a Director since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

     SHIRLEY A. PRICE (67) has served as a Director since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee.

     LEON GLADSON (76) has served as a Director since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

     NEIL D. MILLER (82) has served as a Director since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

     M. CARLIN GREENE (59) has served as a Director since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

     SCOTT F. COLLINS (53) has served as a Director since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

     LAWRENCE  E. GRAY (57) has  served as a  Director  since 1994.

     No director of the Company is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

     During 2001 the Board of Directors of the Company held 2 meetings. The Directors of the Company also serve as directors of the Bank. The Board of Directors of the Bank held 12 meetings in 2001. No director attended less than 75% of the meetings held by the Company or the Bank during 2001. The Directors received no compensation as directors of the Company but as directors of the Bank received $300 for each meeting attended.

     Messrs. Phillips, Miller and Matney serve as the Executive Committee of the Board of Directors. Messrs. Doug Price, Gladson, Phillips and Collins serve as members of the Audit Committee of the Board of Directors. These persons receive no compensation as members of such committees.

Item 10. Executive Compensation.

     The following table sets forth the aggregate cash compensation paid by the Company to the chief executive officer of the Company. No other executive officer of the Company received cash compensation in excess of $100,000 (determined as of the end of 2001) for the years ended December 31, 2001, 2000 and 1999.


                                                            Annual Compensation
Name and Position                               Year               Salary ($)
-----------------                               ----   ----------------------
Reed Matney                                     2001                 105,000
Chief Executive Officer and President           2000                 100,000
                                                1999                 86,000


Item 11.          Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2002, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and persons nominated to become directors of the Company and executive officers; and
(iii) directors and executive officers of the Company as a group.

                                                                       Amount and Nature
                               Name of                              of Beneficial Ownership              Percent
                           Beneficial Owner                            (Number of Shares)                of Class(1)
(i)       Ralph T. Hurley...................................                  85,500                   15.86%
          Rt. 2 Box 157
          Sneedville, TN  37869
(ii)      William E. Phillips(2)............................                  22,495                    4.17
          Lawrence E. Gray(3)...............................                  13,201                    2.44
          Shirley A. Price..................................                   7,937                    1.47
          Reed D. Matney....................................                   8,393                    1.56
          Leon Gladson......................................                   3,723                    *
          G. Douglas Price(4)...............................                  15,934                    2.96
          Gary E. Varnell(5)................................                  16,260                    3.02
          Scott F. Collins..................................                   1,647                    *
          George L. Brooks..................................                   6,165                    1.14
          M. Carlin Greene..................................                  15,000                    2.78
          Neil D. Miller....................................                  11,150                    2.07
(iii)     Directors and executive officers as a group (11                    121,905                   22.62%
          persons)..........................................

*        Less than 1%

---------
(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 539,027 shares issued and outstanding as of March 15, 2002.
(2) Includes 12,211 shares owned by the Joe H. Wilson Trust, for which Mr. Phillips serves as co-trustee.
(3) Includes 12,211 shares owned jointly with his father, for which he disclaims voting and investment power.
(4) Includes 6,105 shares owned by his spouse, for which he disclaims voting and investment power.
(5)  Includes 320 shares owned jointly with his two sons.

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

Item 13. Exhibits and Reports on Form 8-K

(1) Exhibits

Exhibit Number    Description
--------------    -----------
  3.1             Articles of Incorporation of Volunteer  Bancorp, Inc.,
                  as amended*
  3.2             Bylaws of Volunteer Bancorp, Inc.*
 21.1             List of Subsidiaries
 23.1             Consent of Independent Public Accountants

*    Incorporated   by  reference  to  exhibits  filed  with  the   Registrant's
     Registration Statement on Form SB-1, Registration No. 33-94050.

(2) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                             Rogersville, Tennessee

                        Consolidated Financial Statements

                           And Additional Information

                           December 31, 2001 and 2000

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Volunteer Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in stockholders' equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






February 14, 2002
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                                    2001               2000
                                                                                   ------             -----
                                   ASSETS

Cash and due from banks (note 11)                                            $         2,628,179  $       3,162,867
Federal funds sold                                                                     6,275,000          6,950,000
                                                                             --------------------------------------
   Cash and cash equivalents                                                           8,903,179         10,112,867
Investment securities available for sale (amortized
   cost of $25,990,696 and $25,866,347, respectively) (note 2)                        25,966,922         25,422,669
Investment securities held to maturity (estimated market
   value of $626,589 and $1,045,192, respectively) (note 2)                              626,859          1,066,548
Loans, less allowance for possible loan losses of $908,016 and
     $985,784 in 2001 and 2000, respectively (note 3)                                 72,158,156         73,038,920
Accrued interest receivable                                                            1,066,479          1,213,319
Premises and equipment, net (note 4)                                                   3,866,358          4,052,044
Other real estate                                                                      1,144,770            552,332
Deferred income taxes (note 9)                                                           114,935            321,358
Goodwill (note 1)                                                                        131,259            149,142
Other assets                                                                             268,822            210,192
                                                                             --------------------------------------
    Total assets                                                             $       114,247,739  $     116,139,391
                                                                             ======================================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (notes 2 and 5)
   Non-interest bearing                                                      $        11,334,627  $      10,894,819
   Interest bearing                                                                   92,575,028         95,112,867
                                                                             --------------------------------------
     Total deposits                                                                  103,909,655        106,007,686
Accrued interest payable                                                                 894,347          1,140,033
Securities sold under repurchase agreements (note 17)                                  1,109,603          1,052,513
Other accrued taxes, expenses  and liabilities                                            32,466            124,026
Long-term debt (note 6)                                                                2,170,000          2,495,000
                                                                             --------------------------------------
     Total liabilities                                                               108,116,071        110,819,258
                                                                             --------------------------------------
Commitments and contingent liabilities (note 10)

Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares authorized,
          539,027 shares issued and outstanding                                            5,390              5,390
   Additional paid-in capital                                                          1,916,500          1,916,500
   Retained earnings                                                                   4,224,518          3,673,323
   Accumulated other comprehensive income (note 1)                                       (14,740)          (275,080)
                                                                             --------------------------------------
     Total stockholders' equity                                                        6,131,668          5,320,133
                                                                             --------------------------------------
        Total liabilities and stockholders' equity                           $       114,247,739  $     116,139,391
                                                                             ======================================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                       2001                2000
                                                                                      ------              -----
Interest income:
    Interest and fees on loans                                                  $         7,136,898   $       7,156,202
    Interest on federal funds                                                               233,982             175,342
    Interest on investment securities:
           Taxable                                                                        1,490,965           1,456,935
           Exempt from Federal income tax                                                   125,126             183,916
                                                                                ------------------- -------------------
              Total interest income                                                       8,986,971           8,972,395
                                                                                ------------------- -------------------

Interest expense:
    Interest on deposits                                                                  4,581,452           4,753,981
    Interest on other borrowed funds                                                        198,695             288,909
                                                                                ------------------- -------------------
              Total interest expense                                                      4,780,147           5,042,890
                                                                                ------------------- -------------------
Net interest income                                                                       4,206,824           3,929,505
Provisions for possible loan losses (note 3)                                                265,000             240,000
                                                                                ------------------- -------------------
Net interest income after provision for possible loan losses                              3,941,824           3,689,505
                                                                                ------------------- -------------------

Non-interest income:
    Service charges on deposit accounts                                                     164,833             228,132
    Other fees and commissions                                                              101,151             106,532
    Securities gains (losses) (note 2)                                                       25,260              (3,152)
    Other non-interest income                                                                48,640              24,794
                                                                                ------------------- -------------------
              Total non-interest income                                                     339,884             356,306
                                                                                ------------------- -------------------

Non-interest expense:
    Salaries and employee benefits (note 8)                                               1,742,511           1,602,785
    Occupancy expenses, net                                                                 266,854             227,341
    Furniture and equipment expense                                                         368,363             333,085
    Other non-interest expense (note 8)                                                     934,322             776,673
                                                                                ------------------- -------------------
              Total non-interest expense                                                  3,312,050           2,939,884
                                                                                ------------------- -------------------
              Net earnings before income taxes                                              969,658           1,105,927

Income tax expense (note 9)                                                                 342,999             375,850
                                                                                ------------------- -------------------
Net income                                                                      $           626,659 $           730,077
                                                                                =================== ===================
Income per common share                                                         $              1.16 $              1.35
                                                                                =================== ===================
Common shares outstanding                                                                   539,027             539,027
                                                                                =================== ===================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------




                                                                                                  Accumulated
                                              Common                                                 Other
                                               Stock         Additional                             Compre-
                               Common         Stated          Paid-In           Retained            hensive
                               Shares          Value          Capital           Earnings            Income             Total
                              --------         -----         ---------          --------            ------             -----
Balance January 1,2000            539,027  $       5,390  $      1,916,500 $        3,007,929  $       (839,880)  $      4,089,939
Net  income                            --             --                --            730,077                --            730,077
Dividends declared                     --             --                --            (64,683)               --            (64,683)
Other
  comprehensive
  income (loss)                        --             --                --                 --           564,800            564,800
                            -------------  -------------  ---------------- ------------------  ----------------   ----------------
Balance December
   31, 2000                       539,027          5,390         1,916,500          3,673,323          (275,080)         5,320,133
Net income                             --             --                --            626,659                --            626,659
Dividends declared                     --             --                --            (75,464)               --            (75,464)
Other
  comprehensive
  income (loss)                        --             --                --                 --           260,340            260,340
                            -------------  -------------  ---------------- ------------------  ----------------   ----------------
Balance December
   31,2001                        539,027   $      5,390  $      1,916,500 $        4,224,518  $        (14,740)  $      6,131,668
                            =============  =============  ================ ==================  ================   ================















           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                                   2001                2000
                                                                                                 ------               -----
Cash Flows from Operating Activities:
   Net income                                                                      $            626,659   $         730,077
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Deferred income taxes                                                                       46,859             (59,665)
     Provision for loan losses                                                                  265,000             240,000
     Provision for depreciation and amortization                                                241,231             241,989
     Securities  (gain) loss                                                                    (25,260)              3,152
     FHLB stock dividends                                                                       (22,800)            (23,100)
     Decrease (increase) in interest receivable                                                 146,840            (184,959)
     (Increase) in other assets                                                                (651,068)           (297,830)
     (Decrease) increase in other liabilities                                                  (337,246)            319,403
                                                                                   -------------------- -------------------
  Net cash provided by operating activities                                                     290,215             969,067
                                                                                   -------------------- -------------------

Cash Flows from Investing Activities:
    Proceeds from calls and maturity of held to maturity securities                           1,730,177              31,081
    Purchase of held to maturity securities                                                  (1,290,488)                 --
    Purchase of investment securities available for sale                                    (33,025,682)         (1,141,013)
    Proceeds from calls and maturities of available for sale securities                      21,879,350             866,582
    Proceeds from sale of available for sale securities                                      11,070,043           1,473,818
    Net decrease (increase) in loans                                                            615,764          (6,546,492)
    Capital expenditures                                                                        (37,662)           (201,900)
                                                                                   -------------------- -------------------
  Net cash provided (used) in investing activities                                              941,502          (5,517,924)
                                                                                   -------------------- -------------------

Cash Flows from Financing Activities:
    Net (decrease) increase in demand deposits, NOW accounts,
      IRA and savings accounts                                                               (1,897,674)          5,800,426
    Net (decrease) increase in certificates of deposit                                         (200,357)          5,383,213
    Net increase (decrease) in securities sold under
       repurchase agreements                                                                     57,090            (268,577)
    FHLB advances                                                                             2,000,000                  --
    Repayment of FHLB advances                                                               (2,000,000)         (4,500,000)
    Dividends paid                                                                              (75,464)            (64,683)
    Repayment of long-term debt                                                                (325,000)           (295,000)
                                                                                   -------------------- -------------------
   Net cash (used) provided by financing activities                                          (2,441,405)          6,055,379
                                                                                   -------------------- -------------------
(Decrease) increase in cash and cash equivalents                                             (1,209,688)          1,506,522
Cash and cash equivalents beginning of year                                                  10,112,867           8,606,345
                                                                                   -------------------- -------------------
Cash and cash equivalents end of year (note 1)                                     $          8,903,179 $        10,112,867
                                                                                   ==================== ===================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                     $          5,025,833 $         4,754,251
                                                                                   ==================== ===================
      Income taxes                                                                 $            479,254 $           394,053
                                                                                   ==================== ===================

           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                                           2001          2000
                                                                           ----          ----
Net income                                                           $     626,659 $     730,077
                                                                     ------------- -------------
Other comprehensive income, before tax:
Unrealized gains on securities available
  for sale:
    Unrealized holding gains arising during the  period                    445,164       907,815
    Less: reclassification adjustment for gains (losses)
        included in income                                                  25,260        (3,152)
                                                                     ------------- -------------
Other comprehensive income                                                 419,904       910,967
    Income taxes related to other comprehensive
        income                                                            (159,564)     (346,167)
                                                                     ------------- -------------
  Other comprehensive income, net of income taxes                          260,340       564,800
                                                                     ------------- -------------
Total comprehensive income                                           $     886,999 $   1,294,877
                                                                     ============= =============























           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies

     The accounting policies of Volunteer Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the significant policies.

     a. Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiary, Citizens Bank of East Tennessee (the "Bank"), formerly known as Citizens Bank of Sneedville, of which the Company owns 133,300 (100.0%) shares of the Bank's 133,300 issued and outstanding shares of voting common stock at December 31, 2001 and 2000. All material inter- company accounts and transactions have been eliminated in consolidation.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

          If an individual property is in condition for use or sale at the time of foreclosure, any subsequent

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

          holding costs are included in expense as incurred. If an individual property is not in condition for use or sale at the time of foreclosure, completion and holding costs are capitalized until the property is in condition for use or sale. All legal fees and other direct costs incurred in foreclosure are expensed as incurred.

     g. Income Taxes

          The provision for income taxes relates primarily to items of income and expenses after elimination of tax exempt interest on investments and loans. Deferred income taxes are provided on all significant timing differences between income determined for financial and tax reporting purposes principally related to the methods used to report depreciation, and the provision for possible loan losses.

          The Company and the Bank file consolidated income tax returns. Therefore, the provision arising from the operations of the Bank is payable to the Company as the amounts are utilized in the consolidated income tax returns. The amount due the Company at December 31, 2001 and 2000 was approximately $13,000 and $103,000, respectively.

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

     j. Advertising Cost

          All advertising costs are expensed when incurred. Other advertising expense was $29,594 and $33,388 for the years ended December 31, 2001 and 2000, respectively. There was no direct-response advertising costs incurred for 2001 or 2000.

     k. Stock Based Compensation

          During 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." The Company utilizes the fair value method of determining compensation for stock based plans wherein compensation cost is measured at the grant date at fair value and is

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

          Accumulated other comprehensive income is the cumulative amount of revenues, expenses,

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

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


     2. Investment Securities

          The carrying value of investment securities classified as available for sale at December 31, are as follows:

                                                           Available for Sale
                                                    --------------------------------
                                                            December 31, 2001
                                                            -----------------
                                                             Gross      Gross
                                                Amortized  Unrealized Unrealized   Carrying
                                                     Cost    Gains     Losses        Value
                                                     ----    -----     ------        -----
Securities of U.S. Treasury                   $   502,094 $ 21,346  $      --  $   523,440
Securities of U.S. Government
    agencies                                   21,431,334  101,069   (107,499)  21,424,904
Obligations of states and political
     subdivisions                               3,702,668   20,556    (59,246)   3,663,978
Restricted securities:
  Federal Home Loan Bank stock                    354,600       --         --      354,600
                                              ----------- --------  ---------  -----------
                                              $25,990,696 $142,971  $(166,745) $25,966,922
                                              =========== ========  =========  ===========


                                                           Available for Sale
                                                    --------------------------------
                                                            December 31, 2000
                                                            -----------------
                                                             Gross      Gross
                                                Amortized  Unrealized Unrealized   Carrying
                                                     Cost    Gains     Losses        Value
                                                     ----    -----     ------        -----
Securities of U.S. Treasury                   $   503,117 $ 2,663  $      --  $   505,780
Securities of U.S. Government
    agencies                                   20,948,591  12,245   (424,424)  20,536,412
Obligations of states and political
     subdivisions                               4,082,839   5,734    (39,896)   4,048,677
Restricted securities:
  Federal Home Loan Bank stock                    331,800      --         --      331,800
                                              ----------- -------  ---------  -----------
                                              $25,866,347 $20,642  $(464,320) $25,422,669
                                              =========== =======  =========  ===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

     The amortized cost and approximate market value of investment securities classified as held to maturity at December 31, follows:


                                                                           Held to Maturity
                                                                  ---------------------------------
                                                                          December 31, 2001
                                                                          -----------------
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized      Unrealized          Market
                                                         Cost             Gains           Losses             Value
                                                         ----             -----           ------             -----
Securities of U.S. Government agencies            $          626,859 $          1,597 $        (1,867) $         626,589
                                                  ================== ================ ===============  =================



                                                                           Held to Maturity
                                                                 ----------------------------------
                                                                          December 31, 2000
                                                                          -----------------
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized      Unrealized          Market
                                                         Cost             Gains           Losses             Value
                                                         ----             -----           ------             -----
Securities of U.S. Government agencies            $        1,066,548 $          3,243 $       (24,599) $       1,045,192
                                                  ================== ================ ===============  =================

     The components of the net unrealized (loss) gain on investment securities available for sale at December 31, recorded as a component of stockholders' equity are as follows:


                                                  2001              2000
                                                  ----              ----
Gross unrealized gains                  $         142,971  $         20,642
Gross unrealized losses                          (166,745)         (464,320)
                                        -----------------  ----------------
Gross unrealized (loss) gain, net                 (23,774)         (443,678)
Deferred tax effect                                 9,034           168,598
                                        -----------------  ----------------
Net unrealized (loss) gain              $         (14,740) $       (275,080)
                                        =================  ================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


     The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Available for Sale                    Held to maturity
                                                  ------------------                    ----------------
                                                                 Estimated                             Estimated
                                             Amortized            Market            Amortized           Market
                                               Cost                Value               Cost              Value
                                               ----                -----               ----              -----
Due in one year or less                 $            36,030 $            36,030  $            164  $             164
Due after one year and through
   five years                                     6,338,647           6,329,176           584,407            582,540
Due after five years and through
   ten years                                     10,479,110          10,514,871             8,122              8,870
Due after ten years                               8,782,309           8,732,245            34,166             35,015
                                        ------------------- -------------------  ----------------  -----------------
Total debt securities                            25,636,096          25,612,322           626,859            626,589
Equity securities with no
   stated maturity                                  354,600             354,600                --                 --
                                        ------------------- -------------------  ----------------  -----------------
Total investment securities             $        25,990,696 $        25,966,922  $        626,859  $         626,589
                                        =================== ===================  ================  =================

     The following table presents the gross realized gains and losses on investment securities transactions for the years ended December 31, 2001 and 2000.

                                                   Realized gains                        Realized Losses
                                          -------------------------------        ------------------------------
                                               2001               2000               2001               2000
                                               ----               ----               ----               ----
Available for sale securities            $           25,260          $      --          $      --  $          (3,152)
Held to maturity securities                              --                 --                 --                 --
                                         ------------------ ------------------  -----------------  -----------------
                                         $           25,260          $      --          $      --  $          (3,152)
                                         ================== ==================  =================  =================

     At December 31, 2001 a net gain of $15,671 was realized , or a gain of $25,260 net of a tax expense of $9,589. At December 31, 2000, a net loss of $1,956 was realized, or a loss of $3,152 net of a tax benefit of $1,196.

     Investment securities with amortized cost of approximately $11,653,000 and market value of approximately $11,714,000 at December 31, 2001 were pledged to secure public deposits and for other purposes required or permitted by law. In 2000, investment securities with amortized cost of approximately $18,508,000 and market value of approximately $18,146,000 were pledged.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

     Loans, less allowance for possible loan losses at December 31, are summarized as follows:

                                                                2001                  2000
                                                                ----                  ----
Commercial, financial and agricultural                  $         11,226,026  $         11,184,002
Real estate - construction                                         4,296,010             6,752,002
Real estate - mortgage                                            42,256,099            41,531,010
Consumer                                                          15,280,036            14,554,003
Other                                                                  8,001                18,000
                                                        --------------------  --------------------
                                                                  73,066,172            74,039,017
Less unearned interest                                                    --                14,313
                                                        --------------------  --------------------
                                                                  73,066,172            74,024,704
Less allowance for possible loan losses                              908,016               985,784
                                                        --------------------  --------------------
                                                        $         72,158,156  $         73,038,920
                                                        ====================  ====================

     Transactions in the allowance for possible loan losses of the Bank for the years ended December 31, are summarized as follows:

                                                              2001               2000
                                                              ----               ----
Balance - beginning of year                            $          985,784 $          842,328
Provisions charged to operating expense                           265,000            240,000
Loans charged-off                                                (367,126)          (135,750)
Recoveries                                                         24,358             39,206
                                                       ------------------ ------------------
Balance - end of year                                  $          908,016 $          985,784
                                                       ================== ==================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

     Loans at December 31, 2001 are scheduled to mature as follows:


                         Commercial,
                         Financial &       Real Estate       Real Estate
                        Agricultural      Construction        Mortgage          Consumer           Other
                        ------------      ------------        --------          --------           -----
One year  or less     $       8,158,693 $       4,280,619  $      15,351,093  $     5,391,351  $          8,001
After one through
   five years                 2,849,641            15,391         13,885,349        9,554,551                --
After five years
  through ten
  years                         217,692                --          1,583,432          217,430                --
After ten years                      --                --         11,436,225          116,704                --
                      ----------------- -----------------------------------------------------------------------

Total                 $      11,226,026 $       4,296,010  $      42,256,099  $    15,280,036  $          8,001
                      ================= =======================================================================

     At December 31, 2001, fixed and variable rate loans were as follows:


Fixed rate loans                      $        45,991,184
Variable rate loans                            27,074,988
                                      -------------------
                                      $        73,066,172
                                      ===================

     Non-performing assets at December 31, were as follows:


                                             2001               2000
                                             ----               ----
Loans past due over 90 days           $         1,639,927  $        670,597
Non-accrual loans                                 618,568           513,490
Other real estate owned                         1,144,770           555,332
                                      -------------------------------------
                                      $         3,403,265  $      1,739,419
                                      =====================================


     Foregone interest income on the above non-accrual loans was $75,143 and $69,805 at December 31, 2001 and 2000, respectively.


     At December 31, 2001, the Company's recorded investment in impaired loans were as follows:


                               Amount           Valuation
                               ------           ---------
Impaired Loans           $        2,258,495 $          174,748
                         ================== ==================


     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded loan investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized interest income of approximately $105,000 on impaired loans for the year ended December 31, 2001. The average recorded investment in impaired loans approximates the recorded investment in impaired loans at December 31, 2001.

     The valuation allowance above is included with and a part of the allowance for loan losses on the Company's balance sheet.

     As of December 31, 2000, the Company's recorded investment in impaired loans and disclosures related thereto were not considered material.

     At  December  31,  2001  and  2000,  the Bank  had  loans to its  executive
     officers,   directors  and  their  affiliates  of  $450,255  and  $415,954, respectively. At December 31, 2001 and 2000, the Bank had commitments to extend credit to its executive officers, directors and their affiliates of $1,127,044 and $1,196,292, respectively. All such loans and commitments were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. An analysis of related party loans from January 1 to December 31 is as follows:


                                            2001               2000
                                            ----               ----
Balance January 1                    $          415,954 $        1,300,692
Payments received                              (187,028)          (311,366)
Resigned from board of directors                     --           (808,772)
Advances made                                   221,329            235,400
                                     ------------------ ------------------
Balance December 31                  $          450,255 $          415,954
                                     ================== ==================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


4. Premises and Equipment, Net

     The detail of premises and equipment, net at December 31, is as follows:


                                                2001              2000
                                                ----              ----
Land                                      $         619,168  $         611,668
Buildings                                         3,252,099          3,248,849
Furniture and equipment                           1,365,272          1,339,990
                                          ------------------------------------
                                                  5,236,539          5,200,507
Less accumulated depreciation                     1,370,181          1,148,463
                                          ------------------------------------
                                          $       3,866,358  $       4,052,044
                                          ====================================


     Depreciation related to premises and equipment for the years ended December 31, 2001 and 2000 was $223,348 and $224,106, respectively.

The Bank leases a parcel of real estate in Rogersville. The parcel is leased through September 1, 2009. The Bank subleased this parcel on January 15, 2000, to the town of Rogersville through January 1, 2006. The Bank leases a portion of a building in Rogersville used as a branch location. This lease expires on December 1, 2009. In addition, certain computer and other equipment is leased under various long term operating leases. Total net rental expense for these leases was $154,168 and $117,166 for December 31, 2001 and 2000, respectively.

     Future net minimum rental commitments under noncancellable leases and subleases are as follows:


                               Gross                                      Net
      Year                     Rents               Sublease              Rents
      ----                     -----               --------              -----
      2002                   151,541              (12,000) $          139,541
      2003                    96,003              (12,000)             84,003
      2004                    96,003              (12,000)             84,003
      2005                    96,003              (12,000)             84,003
      2006                    85,021                   --              85,021
  Thereafter                 122,575                   --             122,575
               ---------------------  -------------------  ------------------
     Total     $             647,146  $           (48,000) $          599,146
               =====================  ===================  ==================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

5.   Deposits

     Deposits at December 31, are summarized as follows:


                                                                 2001               2000
                                                                 ----               ----

Demand deposits                                           $        11,334,627 $      10,894,819
NOW and money market accounts                                      18,455,488        22,530,226
Savings                                                             6,111,829         4,612,266
Individual retirement accounts                                      2,204,479         1,966,786
Certificates of deposits - under $100,000                          45,547,468        45,720,716
Certificates of deposits - over $100,000                           20,255,764        20,282,873
                                                          ------------------- -----------------
                                                          $       103,909,655 $     106,007,686
                                                          =================== =================

     The amounts and scheduled maturities of certificate accounts at December 31, are as follows:


                                                2001               2000
                                                ----               ----

  Within one year                         $      60,590,293  $      61,978,613
  After one but within two years                  3,992,953          3,430,979
  After two but within three years                1,187,986            473,997
  After three but within four years                  28,000             82,000
  After four but within five years                    4,000             38,000
                                          -----------------  -----------------
                                          $      65,803,232  $      66,003,589
                                          =================  =================

     Demand deposits reclassified as loans (overdrafts) aggregated approximately $38,000 and $48,000 at December 31, 2001 and 2000, respectively.

     Deposits of executive officers, directors and their affiliates aggregated approximately $2,061,000 and $2,546,000 at December 31, 2001 and 2000,
     respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

6. Long-term debt

     The Company's long-term debt consists of a single note payable in the amount of $2,170,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 2001 the rate on the note was 4.16 % per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter as follows:

          January 31,              Principal Due
          -----------              -------------
             2002                           360,000
             2003                           395,000
             2004                           435,000
             2005                           470,000
     2006 (Final Maturity)                  510,000
                                 ------------------
                                 $        2,170,000
                                 ==================

     The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

7. FHLB Advances

     The Bank has an agreement with the Federal Home Loan Bank which allows it borrow up to an established amount. Any advances are secured by a blanket pledge of the Bank's qualifying 1-4 mortgage loans. The Bank is required to maintain eligible collateral representing 150 percent of the current outstanding balance of all advances. The Bank had no outstanding advances at December 31, 2001 and 2000.

8. Other Non-Interest Expenses

     The major components of other non-interest expense at December 31, are summarized as follows:


                                                2001               2000
                                                ----               ----
Directors fees                            $          76,500 $           80,500
Professional services                                74,802             71,430
Postage and courier                                  59,613             51,868
Stationary and printing                              87,085             72,132
Loss on other real estate owned                      88,813                 --
Other                                               547,509            500,743
                                          ----------------- ------------------
   Total other non-interest expense       $         934,322 $          776,673
                                          ================= ==================

     The increase in salaries and employee benefits, occupancy expense, furniture and equipment expenses and other non-interest expense for 2001 is due primarily to the increased costs associated with the growth of the Bank.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

9. Income Taxes

     The components of income tax expense are as follows:


                                                   2001            2000
                                                   ----            ----
Current                                      $        296,140$        435,515
Deferred                                               46,859         (59,665)
                                             --------------------------------
                                             $        342,999$        375,850
                                             ================================

     The sources of deferred income taxes and the tax effect of each are as follows:


                                                   2001            2000
                                                   ----            ----
Accrual to cash conversion                   $          2,148$          2,148
Provision for loan losses                              29,521         (65,616)
Accelerated depreciation                               (9,352)         (2,941)
FHLB stock dividends                                    8,655           9,652
Other, net                                             15,887          (2,908)
                                             --------------------------------
                                             $         46,859$        (59,665)
                                             ================================


     A reconciliation of the provision for income taxes as shown in the statements of earnings with that which would be computed by applying the statutory Federal income tax rate of 34 percent to income before income taxes is as follows:


                                                                2001           2000
                                                                ----           ----
Tax expense at statutory rate                             $        329,684 $      376,015
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                              (34,768)       (49,908)
  Amortization of goodwill                                           6,080          6,080
  State income taxes net of
     Federal income tax                                             38,860         44,559
  Other, net                                                         3,143           (896)
                                                          -------------------------------
                                                          $        342,999 $      375,850
                                                          ===============================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

     The components of the net deferred tax asset/liability recognized by the Company at December 31, are as follows:


                                                                2001           2000
                                                                ----           ----
Deferred tax liabilities:
  FHLB stock dividends                                    $        (25,975) $     (17,320)
  Accumulated depreciation                                         (51,411)       (60,763)
  Other, net                                                        (7,725)            --
                                                          -------------------------------
       Total liabilities                                           (85,111)       (78,083)
                                                          -------------------------------
Deferred tax assets:
  Accrual to cash conversion                                         1,721          3,869
  Allowances for loan losses                                       189,291        218,812
 Unrealized loss on securities available for sale                    9,034        168,598
  Other, net                                                            --          8,162
                                                          -------------------------------
        Total assets                                               200,046        399,441
                                                          -------------------------------
Net deferred tax asset/liability                          $        114,935 $      321,358
                                                          ===============================

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

     The following table summaries the Company's significant commitments and contingent liabilities at December 31:

                                             2001               2000
                                             ----               ----
Commitments to extend credit           $       4,281,297 $        6,048,408
Standby letters of credit                        122,725            127,525
                                       ----------------- ------------------
                                       $       4,404,022 $        6,175,933
                                       ================= ==================


     In the opinion of management, no material adverse effect on the financial position of the Company and its subsidiary is anticipated as a result of these items.

11.  Cash and Due From Banks

     The Bank is required to maintain a minimum cash reserve with the Federal Reserve Bank and/or in vault cash. The minimum requirement at December 31, 2001 and 2000 was $483,000 and $568,000, respectively.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------



                                                                   December 31, 2001
                                                    ------------------------------------------------
                                            Capital Adequacy                           Prompt Corrective Action
                                            ----------------                           ------------------------

                                   Required                  Actual                Required                 Actual

(In Thousands)               Amount       Ratio       Amount        Ratio       Amount       Ratio      Amount       Ratio
                             ------       -----       ------        -----       ------       -----      ------       -----
Tier I Capital (to
     average assets)            $4,571    4.00%          $8,122     7.10%          $4,571    4.00%         $8,122    7.10%
                                ======    =====          ======     =====          ======    =====         ======    =====
Tier I Capital (to risk-
      weighted assets)          $2,903    4.00%          $8,122     11.19%         $2,903    4.00%         $8,122    11.19%
                                ======    =====          ======     ======         ======    =====         ======    ======
Total Capital (to risk-
     weighted assets)           $5,806    8.00%          $9,030     12.44%         $5,806    8.00%         $9,030    12.44%
                                ======    =====          ======     ======         ======    =====         ======    ======



                                                                   December 31, 2001
                                                    ------------------------------------------------
                                            Capital Adequacy                           Prompt Corrective Action
                                            ----------------                           ------------------------
(In Thousands)               Amount       Ratio       Amount        Ratio       Amount       Ratio      Amount       Ratio
                             ------       -----       ------        -----       ------       -----      ------       -----
Tier I Capital (to
     average assets)            $4,582    4.00%          $7,857     6.86%          $4,582    4.00%         $7,857    6.86%
                                ======    =====          ======     =====          ======    =====         ======    =====
Tier I Capital (to risk-
      weighted assets)          $2,943    4.00%          $7,857     10.68%         $2,943    4.00%         $7,857    10.68%
                                ======    =====          ======     ======         ======    =====         ======    ======
Total Capital (to risk-
     weighted assets)           $5,887    8.00%          $8,778     11.93%         $5,887    8.00%         $8,778    11.93%
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

     Management believes, as of December 31, 2001, that the Bank and Company meet all capital requirements to which they are subject. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

     As a result of certain findings in the Tennessee Department of Financial Institution's Report of Examination dated June 4, 2001, the Board of Directors of Bank entered into a Memorandum of Understanding (Memorandum), dated August 16, 2001, with the Commissioner of the Tennessee Department of Financial Institutions and the Memphis Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that if not properly addressed and corrected could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum cover capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has revised a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. Management of the Company and the Bank believe that the Bank is in substantial compliance with the provisions of the Memorandum.

14.  Condensed Financial Information

     Following is condensed financial information of Volunteer Bancorp, Inc. (Parent Company Only):

                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                            Condensed Balance Sheets


                                                  December 31
                                                  -----------
                                             2001              2000
                                             ----              ----
Assets:
   Cash                               $           59,536 $          11,461
   Investment in subsidiary                    8,106,525         7,581,234
   Goodwill                                      131,259           149,142
   Deferred income taxes                           6,869             7,139
   Tax benefit receivable                         13,111           102,982
                                      ------------------ -----------------
                                      $        8,317,300 $       7,851,958
                                      ================== =================


Liabilities and stockholders' equity
   Long-term debt                     $        2,170,000 $       2,495,000
   Accrued interest payable                       15,632            36,825
   Stockholders' equity                        6,131,668         5,320,133
                                      ------------------ -----------------
                                      $        8,317,300 $       7,851,958
                                      ================== =================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------






                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                        Condensed Statements of Earnings

                                                                                Years Ended December 31
                                                                                 2001              2000
                                                                                 ----              ----
Income:
   Dividends from subsidiary                                              $          485,336 $         510,323
                                                                          ------------------ -----------------
Expenses:
   Interest                                                                          139,123           211,864
   Professional services                                                              40,212            39,924
   Other expenses                                                                     12,869            12,122
                                                                          ------------------ -----------------
      Total expense                                                                  192,204           263,910
                                                                          ------------------ -----------------
   Income (loss) before tax benefit and equity  in
    undistributed subsidiary income                                                  293,132           246,413
   Tax benefit                                                                        68,576            93,392
   Equity in undistributed subsidiary income                                         264,951           390,272
                                                                          ------------------ -----------------
      Net  income                                                         $          626,659 $         730,077
                                                                          ================== =================

                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                       Condensed Statements of Cash Flows

                                                                                Years Ended December 31
                                                                                 2001               2000
                                                                                 ----              -----
Operating Activities:
   Net income                                                             $          626,659 $         730,077
   Adjustment to reconcile net income to net cash
      provided by operating activities:
   Equity in undistributed subsidiary earnings                                      (264,951)         (390,272)
   Deferred income taxes                                                                 270             3,564
   Amortization                                                                       17,883            17,883
   Decrease (increase) decrease in other assets                                       89,871           (75,355)
   (Decrease) in other liabilities                                                   (21,193)           (3,461)
                                                                          ------------------ -----------------
   Net cash provided by operating activities                                         448,539           282,436
                                                                          ------------------ -----------------
Financing activities:
   Dividends paid                                                                    (75,464)          (64,683)
   Repayment of note payable                                                        (325,000)         (295,000)
                                                                          ------------------ -----------------
   Net cash(used) provided by financing activities                                  (400,464)         (359,683)
                                                                          ------------------ -----------------
Change in cash and equivalents                                                        48,075           (77,247)
Cash and equivalents - beginning                                                      11,461            88,708
                                                                          ------------------ -----------------
Cash and equivalents - ending                                             $           59,536 $          11,461
                                                                          ================== =================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------



                             Volunteer Bancorp, Inc.
                              (Parent company only)
                  Condensed Statements of Comprehensive Income
                  --------------------------------------------

                                                                                 Years Ended December 31
                                                                                 -----------------------
                                                                                 2001              2000
                                                                                 ----              ----
Net income                                                                $          626,659 $         730,077
                                                                          ------------------ -----------------
Other comprehensive income:
  Company's share of subsidiary's other comprehensive income
    (loss), net of tax                                                               260,340           564,800
                                                                          ------------------ -----------------

Total comprehensive (loss) income                                         $          886,999 $       1,294,877
                                                                          ================== =================

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


15.  Fair Value of Financial Instruments

     The fair value of financial instruments at December 31, are as follows:

                                                        2001                                      2000
                                                        ----                                      ----
                                           Carrying               Fair               Carrying               Fair
                                            Value                Value                 Value                Value
                                            -----                -----                 -----                -----
Financial assets:
    Cash and due from banks          $          2,628,179 $          2,628,179  $         3,162,867  $         3,162,867
    Federal funds sold                          6,275,000            6,275,000            6,950,000            6,950,000
    Investment securities:                     26,593,781           26,593,511           26,489,217           26,467,861
    Loans, net                                 72,158,156           75,955,019           73,038,920           72,496,572
                                     -------------------- --------------------  -------------------  -------------------
                                     $        107,655,116 $        111,451,709  $       109,641,004  $       109,077,300
                                     ==================== ====================  ===================  ===================
Financial liabilities:
    Deposits                         $        103,909,655 $        107,771,715  $       106,007,686  $       107,200,930
    Securities sold under
      repurchase agreements                     1,109,603            1,109,603            1,052,513            1,052,513
    Long-term debt                              2,170,000            2,170,000            2,495,000            2,495,000
                                     -------------------- --------------------  -------------------  -------------------
                                     $        107,189,258 $        111,051,318  $       109,555,199  $       110,748,443
                                     ==================== ====================  ===================  ===================
Unrecognized financial
     instruments:
    Commitments to extend
        credit                               $         --         $         --         $         --         $         --
    Standby letters of credit                $         --         $         --         $         --         $         --
                                     ==================== ====================  ===================  ===================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

     The Board of Directors has discretion in establishing the amount of the Bank's contributions to the plan, if any. Participants may make voluntary, after-tax contributions up to 20% of their compensation up to $10,500 per year. The participants are fully vested in any voluntary contributions they make. The Bank contributed $18,530 and $16,702 to the plan for the years ended December 31, 2001 and 2000, respectively.

17. Securities Sold Under Repurchase Agreements

     At December 31, 2001 and 2000, the carrying value of the securities sold under repurchase agreements, including accrued interest, was $2,895,706 and $2,359,347, respectively. The maximum amount outstanding during 2001 and 2000 was $1,109,603 and $1,335,304, respectively. The daily average of outstanding agreements during 2001 and 2000 was $991,783 and $1,196,534, respectively. The securities underlying the agreements are maintained under the Bank's control.

18.  Reclassification

     Certain reclassifications have been made to the December 31, 2000 financial statements in order to conform with the presentation of the December 31, 2000 financial statements.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

     SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under this Statement, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. This Statement provides specific guidance for testing goodwill for impairment. The adoption of the provisions of this Statement is not expected to have any material impact upon the financial position or results of operation of the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


20.  Selected Quarterly Financial Data (Unaudited)
     ---------------------------------------------

     Summarized  below  are  selected   financial  data  regarding   results  of
     operations for the periods indicated.

                                            First              Second             Third              Fourth
                                           Quarter            Quarter            Quarter            Quarter              Year

                                     ------------------- ------------------ ------------------ ------------------ ------------------
                                                                                  2001
                                     -----------------------------------------------------------------------------------------------
Total interest income                $         2,393,691 $        2,353,824 $        2,218,588 $        2,020,868 $        8,986,971
Net interest income                            1,021,976          1,059,909          1,053,609          1,071,330          4,206,824
Provision for loan losses                         75,000             85,000                 --            105,000            265,000
Non-interest income                               90,139             82,962             87,136             79,647            339,884
Non-interest expense                             802,684            815,878            803,221            890,267          3,312,050
Income before income taxes                       236,431            241,993            337,524            153,710            969,658
  (benefit) expense
Net income                           $           152,197 $          155,084 $          214,769 $          104,609 $          626,659
                                     =================== ================== ================== ================== ==================

Common shares outstanding                        539,027            539,027            539,027            539,027            539,027
                                     =================== ================== ================== ================== ==================
Net income per
  common share outstanding           $              0.28 $             0.29 $             0.40 $             0.19 $             1.16
                                     =================== ================== ================== ================== ==================
Total interest income                $         2,393,691 $        2,353,824 $        2,218,588 $        2,020,868 $        8,986,971
                                     =================== ================== ================== ================== ==================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------



                                            First              Second             Third              Fourth
                                           Quarter            Quarter            Quarter            Quarter              Year


                                     ------------------- ------------------ ------------------ ------------------ ------------------
                                                                                  2000
                                     -----------------------------------------------------------------------------------------------
Total interest income                $         2,097,893 $        2,207,164 $        2,282,964 $        2,384,374 $        8,972,395
Net interest income                              958,065            990,410            996,607            984,423          3,929,505
Provision for loan losses                         60,000             60,000             60,000             60,000            240,000
Non-interest income                               86,288            100,949             89,909             79,160            356,306
Non-interest expense                             749,980            736,530            731,838            721,536          2,939,884
Income before income taxes                       234,373            294,829            294,678            282,047          1,105,927
  (benefit)
Net income                           $           158,306 $          194,773 $          193,639 $          183,359 $          730,077
                                     =================== ================== ================== ================== ==================

Common shares outstanding                        539,027            539,027            539,027            539,027            539,027
                                     =================== ================== ================== ================== ==================
Net income per
  common share outstanding           $              0.29 $             0.36 $             0.36 $             0.34 $             1.35
                                     =================== ================== ================== ================== ==================

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










February 14, 2002
Nashville, Tennessee
                                     F - 34

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 2001
--------------------------------------------------------------------------------


                                               Volunteer         Citizens Bank                             Consolidated
                                               Bancorp,             of East                                 Volunteer
                                                 Inc.              Tennessee                               Bancorp, Inc
                 ASSETS                        (Parent)          (Subsidiary)         Eliminations        and Subsidiary
                 ------                        --------          ------------         ------------        --------------
Cash and due from banks               $          59,536  $         2,628,179  $         (59,536)  $          2,628,179
Federal funds sold                                   --            6,275,000                 --              6,275,000
Investment in subsidiary                      8,106,525                   --         (8,106,525)                    --
Investment securities                                --           26,593,781                 --             26,593,781
Loans, net                                           --           72,158,156                 --             72,158,156
Accrued interest receivable                          --            1,066,479                 --              1,066,479
Premises and equipment                               --            3,866,358                 --              3,866,358
Goodwill                                        131,259                   --                 --                131,259
Deferred income taxes                             6,869              108,066                 --                114,935
Other assets                                     13,111            1,400,481                 --              1,413,592
                                      -----------------  -------------------  ------------------  --------------------
     Total assets                     $       8,317,300  $       114,096,500  $      (8,166,061)  $        114,247,739
                                      =================  ===================  ==================  ====================


            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                               $           --  $       103,969,191  $         (59,536)  $        103,909,655
  Long-term debt                              2,170,000                   --                 --              2,170,000
  Accrued interest payable                       15,632              878,715                 --                894,347
 Securities sold under
    repurchase agreements                            --            1,109,603                 --              1,109,603
  Other liabilities                                  --               32,466                 --                 32,466
                                      -----------------  -------------------  ------------------  --------------------
     Total liabilities                        2,185,632          105,989,975            (59,536)           108,116,071
                                      -----------------  -------------------  ------------------  --------------------
Stockholders' equity:
  Capital stock                                   5,390              666,500           (666,500)                 5,390
  Additional paid-in capital                  1,916,500            5,068,016         (5,068,016)             1,916,500
  Retained earnings                           4,224,518            2,386,749         (2,386,749)             4,224,518
 Accumulated other
    comprehensive income                       (14,740)             (14,740)              14,740              (14,740)
                                      -----------------  -------------------  ------------------  --------------------
     Total stockholders' equity               6,131,668            8,106,525         (8,106,525)             6,131,668
                                      -----------------  -------------------  ------------------  --------------------
     Total liabilities and
        stockholders' equity          $       8,317,300  $       114,096,500  $      (8,166,061)  $        114,247,739
                                      =================  ===================  ==================  ====================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 2000
--------------------------------------------------------------------------------

                                               Volunteer         Citizens Bank                             Consolidated
                                               Bancorp,             of East                                 Volunteer
                                                 Inc.              Tennessee                               Bancorp, Inc
                 ASSETS                        (Parent)          (Subsidiary)         Eliminations        and Subsidiary
                 ------                        --------          ------------         ------------        --------------
Cash and due from banks                    $          11,461  $         3,162,867  $         (11,461)  $          3,162,867
Federal funds sold                                        --            6,950,000                 --              6,950,000
Investment in subsidiary                           7,581,234                   --         (7,581,234)                    --
Investment securities                                     --           26,489,217                 --             26,489,217
Loans, net                                                --           73,038,920                 --             73,038,920
Accrued interest receivable                               --            1,213,319                 --              1,213,319
Premises and equipment                                    --            4,052,044                 --              4,052,044
Goodwill                                             149,142                   --                 --                149,142
Deferred income taxes                                  7,139              314,219                 --                321,358
Other assets                                         102,982              762,524           (102,982)               762,524
                                           -----------------  -------------------  ------------------  --------------------
     Total assets                          $       7,851,958  $       115,983,110  $      (7,695,677)  $        116,139,391
                                           =================  ===================  ==================  ====================


            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                    $           --          106,019,147            (11,461)  $       106,007,686
  Long-term debt                                   2,495,000                   --                 --             2,495,000
  Accrued interest payable                            36,825            1,103,208                 --             1,140,033
 Securities sold under
    repurchase agreements                                 --            1,052,513                 --             1,052,513
  Other liabilities                                       --              227,008           (102,982)              124,026
                                          ------------------   ------------------  ------------------  -------------------
     Total liabilities                             2,531,825          108,401,876           (114,443)          110,819,258
                                          ------------------   ------------------  ------------------  -------------------
Stockholders' equity:
  Capital stock                                        5,390              666,500           (666,500)                5,390
  Additional paid-in capital                       1,916,500            5,068,016         (5,068,016)            1,916,500
  Retained earnings                                3,673,323            2,121,798         (2,121,798)            3,673,323
 Accumulated other
    comprehensive income                           (275,080)             (275,080)           275,080              (275,080)
                                          ------------------   ------------------ ------------------   -------------------
     Total stockholders' equity                    5,320,133            7,581,234         (7,581,234)            5,320,133
                                          ------------------   ------------------ ------------------   -------------------
     Total liabilities and
        stockholders' equity              $        7,851,958   $      115,983,110 $       (7,695,677)  $       116,139,391
                                          ==================   ================== ==================   ===================

                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 2001
--------------------------------------------------------------------------------



                                                                       Citizens                           Consolidated
                                                   Volunteer             Bank                               Volunteer
                                                    Bancorp,           of East                            Bancorp, Inc
                                                      Inc.            Tennessee                                and
                                                    (Parent)         (Subsidiary)      Eliminations        Subsidiary
                                                    --------         ------------      ------------        ----------
Interest income:
  Interest and fees on loans                       $           -- $        7,136,898    $          --  $         7,136,898
  Interest on federal funds                                    --            233,982               --              233,982
  Interest and dividends on
     investments:
    Taxable                                                    --          1,490,965               --            1,490,965
    Exempt from federal income taxes                           --            125,126               --              125,126
                                               ------------------ ------------------ ----------------  -------------------
      Total interest income                                    --          8,986,971               --            8,986,971
                                               ------------------ ------------------ ----------------  -------------------
Interest expense:
  Interest on deposits                                         --          4,581,452               --            4,581,452
  Interest on other borrowed funds                        139,123             59,572               --              198,695
                                               ------------------ ------------------ ----------------  -------------------
    Total interest expense                                139,123          4,641,024               --            4,780,147
                                               ------------------ ------------------ ----------------  -------------------
Net interest income                                     (139,123)          4,345,947               --            4,206,824
Provision for possible loan losses                             --            265,000               --              265,000
                                               ------------------ ------------------ ----------------  -------------------
Net interest income after loan
  provision                                             (139,123)          4,080,947               --            3,941,824
                                               ------------------ ------------------ ----------------  -------------------
Non-interest income:
  Equity in earnings of subsidiary                        750,287                 --         (750,287)                  --
  Service charges                                              --            164,833               --              164,833
  Other income                                                 --            175,051               --              175,051
                                               ------------------ ------------------ ----------------  -------------------
  Interest on other borrowed funds                        139,123             59,572               --              198,695
                                               ------------------ ------------------ ----------------  -------------------
                                                          750,287            339,884         (750,287)             339,884
                                               ------------------ ------------------ ----------------  -------------------
Non-interest expense:
  Salaries and benefits                                        --          1,742,511               --            1,742,511
  Other                                                    53,081          1,516,458               --            1,569,539
                                               ------------------ ------------------ ----------------  -------------------
                                                           53,081          3,258,969               --            3,312,050
                                               ------------------ ------------------ ----------------  -------------------
Income before taxes                                       558,083          1,161,862         (750,287)             969,658
Income tax (benefit) expense                             (68,576)            411,575               --              342,999
                                               ------------------ ------------------ ----------------  -------------------
Net income                                     $          626,659 $          750,287 $       (750,287)  $          626,659
                                               ================== ================== ================  ===================

                             VOLUNTEER BANCORP, INC
                       Consolidating Statement of Earnings
                                December 31, 2000
--------------------------------------------------------------------------------

                                                                       Citizens                           Consolidated
                                                   Volunteer             Bank                               Volunteer
                                                    Bancorp,           of East                            Bancorp, Inc
                                                      Inc.            Tennessee                                and
                                                    (Parent)         (Subsidiary)      Eliminations        Subsidiary
                                                    --------         ------------      ------------        ----------
Interest income:
  Interest and fees on loans                       $           -- $        7,156,202    $          --  $         7,156,202
  Interest on federal funds                                    --            175,342               --              175,342
  Interest and dividends on
    investments:
    Taxable                                                    --          1,456,935               --            1,456,935
    Exempt from federal income taxes                           --            183,916               --              183,916
                                               ------------------ ------------------ ----------------  -------------------
      Total interest income                                    --          8,972,395               --            8,972,395
                                               ------------------ ------------------ ----------------  -------------------
Interest expense:
  Interest on deposits                                         --          4,753,981               --            4,753,981
  Interest on other borrowed funds                        211,864             77,045               --              288,909
                                               ------------------ ------------------ ----------------  -------------------
    Total interest expense                                211,864          4,831,026               --            5,042,890
                                               ------------------ ------------------ ----------------  -------------------
Net interest income                                     (211,864)          4,141,369               --            3,929,505
Provision for possible loan losses                             --            240,000               --              240,000
                                               ------------------ ------------------ ----------------  -------------------
Net interest income after loan
   provision                                            (211,864)          3,901,369               --            3,689,505
                                               ------------------ ------------------ ----------------  -------------------
Non-interest income:
  Equity in earnings of subsidiary                        900,595                 --         (900,595)                  --
  Service charges                                              --            228,132               --              228,132
  Other income                                                 --            128,174               --              128,174
                                               ------------------ ------------------ ----------------  -------------------
                                                          900,595            356,306         (900,595)             356,306
                                               ------------------ ------------------ ----------------  -------------------
Non-interest expense:
    Total interest expense                                211,864          4,831,026               --            5,042,890
  Salaries and benefits                                        --          1,602,785               --            1,602,785
  Other                                                    52,046          1,285,053               --            1,337,099
                                               ------------------ ------------------ ----------------  -------------------
                                                           52,046          2,887,838               --            2,939,884
                                               ------------------ ------------------ ----------------  -------------------
Income before taxes                                       636,685          1,369,837         (900,595)           1,105,927
Income tax (benefit) expense                             (93,392)            469,242               --              375,850
                                               ------------------ ------------------ ----------------  -------------------
Net income                                     $          730,077 $          900,595 $       (900,595) $           730,077
                                               ================== ================== ================  ===================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 2001
--------------------------------------------------------------------------------

                                                                       Citizens                           Consolidated
                                                   Volunteer             Bank                               Volunteer
                                                   Bancorp,            of East                            Bancorp, Inc
                                                     Inc.             Tennessee                                and
                                                   (Parent)          (Subsidiary)      Eliminations        Subsidiary
                                                   --------          ------------      ------------        ----------
Cash Flows From Operating
      Activities
  Net income                                  $           626,659  $          750,287 $      (750,287)  $          626,659
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
    Subsidiary earnings undistributed                    (264,951)                --          264,951                   --
    Deferred income taxes                                     270             46,589               --               46,859
    Provision for loan losses                                  --            265,000               --              265,000
    Depreciation and amortization                          17,883            223,348               --              241,231
    Securities (gains)                                         --           (25,260)               --              (25,260)
    FHLB stock dividends                                       --           (22,800)               --              (22,800)
    Decrease (increase) in other
       assets                                              89,871          (491,117)         (102,982)            (504,228)
    (Decrease) in other liabilities                      (21,193)          (419,035)          102,982             (337,246)
                                              ------------------- ------------------ ----------------  -------------------
  Net cash provided by operating
      activities                                          448,539            327,012         (485,336)              290,215
                                              ------------------- ------------------ ----------------  -------------------
Cash Flows From Investing
      Activities:
    Decrease in investment securities                          --            363,400               --              363,400
    Decrease in loans                                          --            615,764               --              615,764
    Capital expenditures                                       --           (37,662)               --              (37,662)
                                              ------------------- ------------------ ----------------  -------------------
  Net cash provided by investing
      activities                                               --            941,502               --              941,502
                                              ------------------- ------------------ ----------------  -------------------
Cash Flows From Financing
      Activities:
    (Decrease) in deposits                                     --         (2,049,956)         (48,075)          (2,098,031)
    Increase in securities sold under
        repurchase agreements                                  --             57,090               --               57,090
    Dividends paid                                        (75,464)          (485,336)         485,336              (75,464)
    Repayment of long-term debt                          (325,000)                --               --             (325,000)
                                              ------------------- ------------------ ----------------  -------------------
  Net cash (used) by financing
       activities                                        (400,464)        (2,478,202)         437,261           (2,441,405)
                                              ------------------- ------------------ ----------------  -------------------
Change in cash and equivalents                             48,075         (1,209,688)         (48,075)          (1,209,688)
Cash and equivalents - beginning                           11,461         10,112,867          (11,461)          10,112,867
                                              ------------------- ------------------ ----------------  -------------------
Cash and equivalents - ending                 $            59,536 $        8,903,179 $        (59,536) $         8,903,179
                                              =================== ================== ================  ===================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 2000
--------------------------------------------------------------------------------


                                                                       Citizens                           Consolidated
                                                   Volunteer             Bank                               Volunteer
                                                   Bancorp,            of East                            Bancorp, Inc
                                                     Inc.             Tennessee                                and
                                                   (Parent)          (Subsidiary)      Eliminations        Subsidiary
                                                   --------          ------------      ------------        ----------
Cash Flows From Operating
   Activities
  Net income                                  $           730,077 $          900,595  $      (900,595)  $          730,077
  Adjustments to reconcile net
      income to net cash provided by
     operating activities:
    Subsidiary earnings undistributed                    (390,272)                --          390,272                   --
    Deferred income taxes                                   3,564            (63,229)              --              (59,665)
    Provision for loan losses                                  --            240,000               --              240,000
    Depreciation and amortization                          17,883            224,106               --              241,989
    Securities loss                                            --              3,152               --                3,152
    FHLB stock dividends                                       --            (23,100)              --              (23,100)
    (Increase) in other assets                            (75,355)          (482,789)          75,355             (482,789)
    Increase in other liabilities                          (3,461)           398,219          (75,355)             319,403
                                              ------------------- ------------------ ----------------  -------------------
  Net cash provided by operating
      activities                                          282,436          1,196,954         (510,323)             969,067
                                              ------------------- ------------------ ----------------  -------------------
Cash Flows From Investing
      Activities:
    Decrease in investment securities                          --          1,230,468               --            1,230,468
    (Increase) in loans                                        --         (6,546,492)              --           (6,546,492)
    Capital expenditures                                       --           (201,900)              --             (201,900)
                                              ------------------- ------------------ ----------------  -------------------
  Net cash (used) by investing
      activities                                               --         (5,517,924)              --           (5,517,924)
                                              ------------------- ------------------ ----------------  -------------------

Cash Flows From Financing
      Activities:
    Increase in deposits                                       --         11,106,392           77,247           11,183,639
    (Decrease) in securities sold under
           repurchase agreements                               --           (268,577)              --             (268,577)
    Net (decrease) in FHLB advances                                       (4,500,000)              --           (4,500,000)
    Dividends paid                                        (64,683)          (510,323)         510,323              (64,683)
    Repayment of long-term debt                          (295,000)                --               --             (295,000)
                                              ------------------- ------------------ ----------------  -------------------
  Net cash provided from financing
     activities                                          (359,683)         5,827,492          587,570            6,055,379
                                              ------------------- ------------------ ----------------  -------------------
Change in cash and equivalents                            (77,247)         1,506,522           77,247            1,506,522
Cash and equivalents - beginning                           88,708          8,606,345          (88,708)           8,606,345
                                              ------------------- ------------------ ----------------  -------------------
Cash and equivalents - ending                 $            11,461 $       10,112,867 $        (11,461)  $       10,112,867
                                              =================== ================== ================  ===================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                Consolidating Statements of Comprehensive Income
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                December 31, 2001
--------------------------------------------------------------------------------

                                                                       Citizens                            Consolidated
                                                    Volunteer            Bank                               Volunteer
                                                     Bancorp,           of East                            Bancorp, Inc
                                                       Inc.            Tennessee                               and
                                                     (Parent)        (Subsidiary)       Eliminations        Subsidiary
Net income                                      $          626,659 $         750,287 $        (750,287) $          626,659
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income, before                                                                                       0
  tax:
Unrealized gain on securities available or sale:
Unrealized holding gains arising
   during the period                                            --           445,164                 --            445,164
Less: reclassification adjustments for
   gains included in net income                                 --            25,260                 --             25,260
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income                                      --           419,904                 --            419,904
Income taxes                                                    --          (159,564)                --           (159,564)
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income net of
  income taxes                                                  --           260,340                 --            260,340
Company's share of subsidiary's other
   comprehensive income, net of tax                        260,340                --           (260,340)                --
                                                ------------------ ----------------- ------------------ ------------------
Total comprehensive income                      $          886,999 $       1,010,627 $       (1,010,627) $         886,999
                                                ================== ================= ================== ==================



                                December 31, 2000
--------------------------------------------------------------------------------

Net income                                      $          730,077 $         900,595 $        (900,595) $          730,077
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income, before
  tax
Unrealized gains on securities available for sale:
Unrealized holding gains arising during                                                              --
   the period                                                   --           907,815                               907,815
Less: reclassification adjustments for
  (Losses) included in net income                               --            (3,152)                --             (3,152)
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income                                      --           910,967                 --            910,967
Income taxes                                                    --          (346,167)                --           (346,167)
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income net of
 income taxes                                                   --           564,800                 --            564,800
Company's share of subsidiary's other
  comprehensive income, net of tax                         564,800                --           (564,800)                --
                                                ------------------ ----------------- ------------------ ------------------
Total comprehensive income                      $        1,294,877 $       1,465,395 $       (1,465,395) $       1,294,877
                                                ================== ================= ================== ==================

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VOLUNTEER BANCORP, INC.

                                         By: /s/ Reed D. Matney
                                             -------------------------
                                             Reed D. Matney, President

                                         Date: March 28, 2002

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


Signature                                   Capacity                                            Date
---------                                   --------                                            ----

 /s/ William E. Phillips                    Chairman of the Board and Director                  March 28, 2002
 -----------------------
 William E. Phillips

 /s/ G. Douglas Price                       Secretary/Treasurer and Director                    March 28, 2002
 --------------------                       (principal financial and accounting officer)
 G. Douglas Price

 /s/ Reed D. Matney                         President and Director                              March 28, 2002
 ------------------                         (principal executive officer)
 Reed D. Matney

 /s/ Carlin Greene                          Director                                            March 28, 2002
 -----------------
 Carlin Greene

 /s/ Gary Varnell                           Director                                            March 28, 2002
 ----------------
 Gary Varnell

 /s/ George Brooks                          Director                                            March 28, 2002
 -----------------
 George Brooks

 /s/ Shirley Price                          Director                                            March 28, 2002
 -----------------
 Shirley Price

 /s/ Neil Miller                            Director                                            March 28, 2002
 ---------------
 Neil Miller

 /s/ Lawrence Gray                          Director                                            March 28, 2002
 -----------------
 Lawrence Gray

 /s/ Scott Collins                          Director                                            March 28, 2002
 -----------------
 Scott Collins

 /s/ Leon Gladson                           Director                                            March 28, 2002
 ----------------
 Leon Gladson

                                                                    EXHIBIT 21.1

Subsidiary                                                State of Incorporation

The Citizens Bank of East Tennessee                                    Tennessee

                                                                    EXHIBIT 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the use of our report, dated February 14, 2002, related to the consolidated financial statements of Volunteer Bancorp, Inc. in this Form 10-KSB.


Welch & Associates, Ltd.
Nashville, Tennessee
March 28, 2002