Form 10QSB
period 2002-03-31
VOLUNTEER BANCORP INC
filed 2002-05-15
CIK 947440

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of May 13, 2002.

     Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                             VOLUNTEER BANCORP, INC.

                                      INDEX

                                                                                                 Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets March
                  31, 2002 and 2001 (Unaudited)                                                         3

                  Condensed Consolidated Statements of Earnings For The Three
                  Months Ended March 31, 2002 and 2001  (Unaudited)                                     4

                  Condensed Consolidated Statements of Cash Flows
                  For The Three Months Ended March 31, 2002 and 2001 (Unaudited)                        5

                  Condensed Consolidated Statements of Comprehensive Income For The
                  Three Months Ended March 31, 2002 and 2001 (Unaudited)                                6

                  Notes to Unaudited Condensed Consolidated Financial Statements
                  Three Months Ended March 31, 2002 and 2001                                            7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        12

PART II.          OTHER INFORMATION

                  Item 1.     Legal Proceedings                                                        19

                  Item 2.     Changes in Securities                                                    19

                  Item 3.     Defaults upon Senior Securities                                          19

                  Item 4.     Submission of Matters to a Vote of Securities Holders                    19

                  Item 5.     Other Information                                                        19

                  Item 6.     Exhibits and Reports on Form 8-K                                         19

Signatures                                                                                             20

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of March 31, 2002 and 2001, and the related condensed consolidated statements of earnings, condensed consolidated statements of cash flows, and condensed consolidated statements of comprehensive income for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.


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






May 15, 2002

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             March 31, 2002 and 2001

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                    ASSETS                                              2002                 2001
                                    ------                                              ----                 ----
Cash and due from banks                                                         $          2,932,724 $          3,520,499
Federal funds sold                                                                         5,850,000            4,837,700
                                                                                -------------------- --------------------
   Total cash and cash equivalents                                                         8,782,724            8,358,199
Investment securities available for sale (amortized cost of
    $28,038,407 and $29,288,264, respectively)                                            27,737,118           29,351,082
Investment securities held to maturity (estimated market
    value of $617,255 and $1,756,688)                                                        622,683            1,754,204
Loans, less allowances for loan losses of $915,601 and
   $994,565, respectively                                                                 69,732,825           73,473,694
Accrued interest receivable                                                                  890,562            1,095,352
Premises and equipment, net                                                                3,815,994            4,004,126
Deferred income taxes                                                                        223,518              115,974
Other real estate                                                                          1,177,589              905,382
Goodwill                                                                                     131,259              144,671
Other assets                                                                                 280,714              220,992
                                                                                -------------------- --------------------
Total assets                                                                    $        113,394,986 $        119,423,676
                                                                                ==================== ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits:
   Non-interest bearing                                                         $         12,023,699 $         11,701,570
   Interest bearing                                                                       91,517,672           97,681,441
                                                                                -------------------- --------------------
          Total deposits                                                                 103,541,371          109,383,011
Note payable (Note 3)                                                                      1,810,000            2,170,000
Interest payable                                                                             574,066              900,070
Securities sold under repurchase agreements                                                1,210,822              996,354
Other accrued taxes, expenses and liabilities                                                200,164              263,348
                                                                                -------------------- --------------------
   Total liabilities                                                                     107,336,423          113,712,783
                                                                                -------------------- --------------------

Stockholders' equity:
 Common stock, $0.01 par value, 1,000,000 shares
  authorized, 539,027 shares issued and outstanding                                            5,390                5,390
 Additional paid-in capital                                                                1,916,500            1,916,500
 Retained earnings                                                                         4,323,472            3,750,056
 Accumulated other comprehensive income                                                    (186,799)               38,947
                                                                                -------------------- --------------------
   Total stockholders' equity                                                              6,058,563            5,710,893
                                                                                -------------------- --------------------
   Total liabilities and stockholders' equity                                   $        113,394,986 $        119,423,676
                                                                                ==================== ====================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

               For The Three Months Ended March 31, 2002 and 2001

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                        2002                 2001
                                                                                        ----                 ----
Interest Income:
     Interest and fees on loans                                                 $          1,485,562 $          1,855,561
     Interest on federal funds                                                                22,102              100,813
     Interest on investment securities:
          Taxable                                                                            278,311              406,959
          Exempt from Federal income taxes                                                    43,537               30,358
                                                                                -------------------- --------------------
    Total interest income                                                                  1,829,512            2,393,691
                                                                                -------------------- --------------------
Interest Expense:
     Interest on deposits                                                                    690,024            1,312,973
     Other borrowed funds                                                                     31,594               58,742
                                                                                -------------------- --------------------
              Total interest expense                                                         721,618            1,371,715
                                                                                -------------------- --------------------
Net interest income                                                                        1,107,894            1,021,976
Provision for possible loan losses                                                            90,000               75,000
                                                                                -------------------- --------------------
Net interest income after provision for possible loan losses                               1,017,894              946,976
                                                                                -------------------- --------------------
Non-interest income:
     Service charges on deposits                                                              38,985               51,936
     Other service charges and fees                                                            7,476               14,293
     Securities gains                                                                         34,242                7,927
     Other non-interest income                                                                24,775               17,983
                                                                                -------------------- --------------------
               Total non-interest income                                                     105,478               92,139
                                                                                -------------------- --------------------
Non-interest expense:
     Salaries and employee benefits                                                          439,087              447,273
     Occupancy expense                                                                        69,963               70,202
     Furniture and equipment expense                                                         101,854               81,585
     Other non-interest expense                                                              283,271              203,624
                                                                                -------------------- --------------------
                Total non-interest expense                                                   894,175              802,684
                                                                                -------------------- --------------------
  Income before income taxes                                                                 229,197              236,431
     Income tax expense                                                                       76,340               84,234
                                                                                -------------------- --------------------
                Net income                                                      $            152,857  $           152,197
                                                                                ==================== ====================
Income per common share                                                         $               0.28 $               0.28
                                                                                ==================== ====================
Common shares outstanding                                                                    539,027              539,027
                                                                                ==================== ====================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

               For The Three Months Ended March 31, 2002 and 2001

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                                2002                   2001
                                                                                                ----                   ----
Cash Flows from Operating Activities:
   Net income                                                                       $             152,857  $             152,197
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                                        (3,127)                12,915
      Provision for possible loan losses                                                           90,000                 75,000
      Provision for depreciation and amortization                                                  54,679                 60,707
      FHLB stock dividends                                                                         (3,900)                (5,900)
      (Gain) on securities                                                                        (34,242)                (7,927)
      Decrease in interest receivable                                                             175,917                117,967
      (Increase) other assets                                                                     (44,711)              (363,850)
      (Decrease) in other liabilities                                                            (152,583)              (100,641)
                                                                                    ---------------------  ---------------------
   Net cash provided (used) by operating activities                                               234,890                (59,532)
                                                                                    ---------------------  ---------------------
Cash Flows from Investing Activities:
       Proceeds from calls and maturity of held to maturity securities                              4,176                 17,485
       Purchase of investment securities held to maturity                                               -               (705,141)
       Purchase of investment securities available for sale                                    (5,969,841)           (11,165,713)
       Proceeds from calls and maturity of investments available for
           sale                                                                                 1,000,000              2,200,000
      Proceeds from sale of investments available for sale                                      2,960,272              5,557,623
      Net decrease (increase) in loans                                                          2,335,331               (509,774)
      Capital expenditures                                                                         (4,315)                (8,318)
                                                                                    ---------------------  ---------------------
   Net cash provided (used) in investing activities                                               325,623             (4,613,838)
                                                                                    ---------------------  ---------------------
Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW accounts, IRA and
        savings accounts                                                                        3,557,616              2,962,335
      Net (decrease) increase in certificates of deposit                                       (3,925,900)               412,990
      Repayment of note payable                                                                  (360,000)              (325,000)
      Net increase (decrease) in securities sold under repurchase
        agreements                                                                                101,219                (56,159)
      Dividends paid                                                                              (53,903)               (75,464)
                                                                                    ---------------------  ---------------------
   Net cash (used) provided by financing activities                                              (680,968)             2,918,702
                                                                                    ---------------------  ---------------------
   (Decrease) in cash and cash equivalents                                                       (120,455)            (1,754,668)
Cash and cash equivalents beginning of period                                                   8,903,179             10,112,867
                                                                                    ---------------------  ---------------------
Cash and cash equivalents end of period                                             $           8,782,724              8,358,199
                                                                                    =====================  =====================
Supplemental Disclosure of Cash Flow Information:

      Provision for possible loan losses                                                           90,000                 75,000

   Cash paid during the period for:
      Interest                                                                      $           1,041,899  $           1,611,678
                                                                                    =====================  =====================
      Income taxes                                                                  $              31,776  $              73,254
                                                                                    =====================  =====================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

               For The Three Months Ended March 31, 2002 and 2001

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------


                                                                                            2002                 2001
                                                                                            ----                 ----
Net income                                                                          $            152,857  $           152,197
                                                                                    --------------------  -------------------

Other  comprehensive  (loss)  income,  before  tax:  Unrealized  (loss)  gain on securities available for sale:
     Unrealized holding (losses) gains arising during the period                               (311,757)              514,423
     Less: reclassification adjustment for (gains)
          included in net income                                                                (34,242)              (7,927)
                                                                                    --------------------  -------------------
   Other comprehensive (loss) income                                                           (277,515)              506,496
Income taxes related to other comprehensive (loss) income                                      (105,456)              192,469
                                                                                    --------------------  -------------------
                                                                                               (172,059)              314,027
                                                                                    --------------------  -------------------
Total comprehensive (loss) income                                                   $           (19,202)  $           466,224
                                                                                    ====================  ===================






     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


1.   Management Opinion

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Volunteer Bancorp, Inc. (the "Company") contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented. The results of operations for any interim period is not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto.

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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of SFAS No. 144 did not have a material impact on the Company's financial conditions or results of operations.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------



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

     The Company adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $131,259 and no unamortized identifiable intangible assets. As part of its adoption of Statement 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. The Company does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $17,883 or approximately $0.03 per share in 2002 as a result of the Company no longer having to amortize goodwill against earnings. Assuming retroactive adoption of Statement 142, net income for the year ended December 31, 2001 and the quarter ended March 31, 2001 would have been $644,542 and $156,668, respectively, and earnings per share would have been $1.19 and $0.29 for the same periods, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------



     The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and quarter ended March 31, 2001:

                                                                 For the Year Ended                   For the Quarter Ended
                                                                 December 31, 2001                       March 31, 2001
                                                        ------------------------------------  -------------------------------------
                                                               Net             Earnings              Net              Earnings
                                                             Income            Per Share           Income             Per hare
Earnings per common share computation:
  Net income/EPS as reported                            $         626,659  $            1.1   $         152,197  $              0.28
  Add back: Goodwill amortization                                  17,883              0.03               4,471                 0.01
                                                        -----------------  -----------------  -----------------  ------------------
    Adjusted net income /EPS                            $         644,542  $            1.1   $         156,668  $              0.29
                                                        =================  =================  =================  ==================

3.   Note payable

     The Company's debt consists of a single note payable in the amount of $1,810,000 and $2,170,000 at March 31. 2002 and 2001, respectively, due an unaffiliated national bank. Currently, the interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31. 2002 the rate on the note was 3.87% per annum.
     Principal, unless accelerated, is payable annually on January 31, as follows:


               January 31,                     Principal Due
                  2003                     $              395,000
                  2004                                    435,000
                  2005                                    470,000
          2006 (Final Maturity)                           510,000
                                           ----------------------
                                           $            1,810,000
                                           ======================

     The Company owns 100% of the stock of Citizens Bank of East Tennessee, all of which has been pledged to the lender to secure the note payable.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------




     The Company is in violation of certain loan covenants with respect to this loan in that the ratio of annualized earnings to tangible assets is less than the 0.75% required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

     Because of these violations, the lender may, at its option, by notice to the Company declare the note in default. In such an event the Company would have ten days to remedy compliance with all loan covenants. If the Company did not or could not comply with all loan covenants within such ten day period the note would be in default. In such a case the lender may declare the note immediately due and payable and among other things proceed to foreclose upon 100% of the stock of Citizens Bank of East Tennessee which is pledged as security for the note.

     The lender has been notified by the Company of its non-compliance with certain covenants of the note that could lead to the lender declaring the note in default. However, the lender has not notified the Company that it is in default under the terms of the loan agreement.

     The Company is in discussions with the lender and anticipates the lender to first pursue remedies other than foreclosure. Accordingly, the Company expects that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

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

5.   Certain Regulatory Matters

     As a result of certain findings in the Tennessee Department of Financial Institution's Report of Examination dated June 4, 2001, the Board of Directors of the Bank entered into a Memorandum of Understanding (Memorandum), dated August 16, 2001, with the Commissioner of the Tennessee Department of Financial Institutions and the Memphis Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that if not properly addressed and corrected could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum cover capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has reviewed a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. Management of the Company and the Bank believe that the Bank is in substantial compliance with the provisions of the Memorandum.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                      As of And For The Three Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)

                                                                                               2002               2001
                                                                                               ----               ----
Net earnings                                                                             $         152,857  $         152,197
Per common share data:
     Net earnings per common share                                                                   $0.28              $0.28
     Book value                                                                                     $11.24             $10.59
Ratios:
     Return on average assets                                                                        0.54%              0.51%
     Return on average common equity                                                                10.03%             11.04%
     Net interest margin (taxable equivalent basis)                                                  4.31%              3.77%
     Expense ratio                                                                                   3.14%              2.71%
     Allowance for loan losses / loans                                                               1.29%              1.34%
     Non-performing loans / loans                                                                    3.72%              1.97%
     Non-performing assets / loans and foreclosed properties                                         5.30%              3.15%
     Shareholders' equity / total assets                                                             5.34%              4.78%
     Leverage ratio (tangible capital / tangible assets)                                             5.38%              4.65%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As Of and for the Three Months Ended March 31, 2002 and 2001

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2001 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2002, included elsewhere herein, and the supplemental financial data included herein.

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

     - business plans for the year 2002 and beyond including underwriting criteria.

When used in this  discussion,  the  words  "anticipate,"  "project,"  "expect,"
"believe,"   "should"   and  similar   expressions   are  intended  to  identify
forward-looking statements.

These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, changes in banking laws and regulations, and the Company's ability to execute its business plans. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, actual results could differ materially.

SUMMARY

The Company reported net income for the first quarter of $152,857, or $0.28 per common share, compared to net income of $152,197, or $0.28 for the same period a year ago. Our returns on average assets and average common equity were 0.54% and 10.03%, respectively, for the quarter compared to 0.51% and 11.04% for the same period last year.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the three months ended March 31, 2002 totaled $104,920,000 which represents 92.23% of average total assets. Earning assets totaled $103,943,000 at March 31, 2002. Average earning assets for the three months ended March 31, 2001 totaled $110,110,000, which represents 92.81% of average total assets. Earning assets totaled $109,417,000 at March 31, 2001.

Loan Portfolio. The Company's average loans for the three months ended March 31, 2002 were $71,626,000 and for the three months ended March 31, 2001 were $74,052,000. The balance in total loans at March 31, 2002 was $70,648,000 and at March 31, 2001 was $74,389,000.

Investment Portfolio. The Company's investment securities portfolio averaged $27,469,000 for the three months ended March 31, 2002 and $28,589,000 for the three month ended March 31, 2001. The portfolio totaled $28,360,000 at March 31, 2002 and $31,105,000 at March 31, 2001.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Available for Sale" and "Held to Maturity." The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At March 31, 2002 there was a net unrealized loss in the Available for Sale securities of $301,000 and there was a net unrealized gain of $63,000 at March 31, 2001.

Deposits. The Company's average deposits were $103,589,000 for the three months ended March 31, 2002. This included average non-interest bearing deposits of $11,807,000, average certificates of deposit of $65,876,000, average savings deposits of $6,725,000 and average interest bearing transaction accounts of $19,181,000.

The Company's average deposits for the three months ended March 31, 2001 were $108,474,000. This included average non-interest bearing deposits of $11,003,000, average certificates of deposit of $68,498,000, average savings deposits of $4,881,000 and average interest bearing transaction accounts of $24,092,000.

Deposits at March 31, 2002 totaled $103,541,000 and totaled $109,383,000 at March 31, 2001.

Securities sold under repurchase agreements. The Company's average balance of securities sold under repurchase agreements for the three months ended March 31, 2002 was $1,161,000 and the average was $999,000 for the three months ended March 31, 2001. The total outstanding under these agreements at March 31, 2002 was $1,211,000 and the total outstanding at March 31, 2001 was $996,000.

Note Payable. The Company's note payable consists of a single note payable in the amount of $1,810,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month

LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31, 2002 the rate on the note was 3.87% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter. Interest expense for the three months ended March 31, 2002 totaled $19,000. The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company. The Company is in violation of certain loan covenants with respect to this loan in that the ratio of annualized earnings to tangible assets is less than required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

Because of these violations, the lender may, at its option, by notice to the Company declare the note in default. In such an event the Company would have ten days to remedy compliance with all loan covenants. If the Company did not or could not comply with all loan covenants within such ten day period the note would be in default. In such a case the lender may declare the note immediately due and payable and among other things proceed to foreclose upon 100% of the stock of Citizens Bank of East Tennessee which is pledged as security for the note.

The lender has been notified by the Company of its non-compliance with certain covenants of the note that could lead to the lender declaring the note in default. However, the lender has not notified the Company that it is in default under the terms of the loan agreement.

The Company is in discussions with the lender and anticipates the lender to first pursue remedies other than foreclosure. Accordingly, the Company expects that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

Capital Resources. Shareholder's equity totaled $6,058,000 as of March 31, 2002. This included $5,000 of common stock, $1,917,000 of additional paid-in capital, $4,323,000 of retained earnings and accumulated other comprehensive income consisting of an unrealized loss on Securities Available for Sale, net of deferred taxes, of $187,000.

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

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment securities. Additional sources of liquidity are loan repayments and possible prepayments from the mortgage backed securities in the investment portfolio. At March 31, 2002 and 2001, the Company had investments in federal funds of $5,850,000 and $4,838,000, respectively.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Additional sources of liquidity are Federal Home Loan Bank Advances, federal funds purchased, and securities sold under repurchase agreements. The Company has an agreement with the Federal Home Loan Bank whereby the Company may borrower up to an amount, $6,000,000 at March 31, 2002, established by the Federal Home Loan Bank. The Company is required to maintain eligible collateral, consisting of first mortgages on one-to-four residential properties, representing 150 percent of the current outstanding balance of all advances. There were no advances outstanding at March 31, 2002 and 2001. At March 31, 2002, the Company had $2,500,000 of federal funds purchase lines available at three correspondent banks. There were no federal funds purchased at March 31, 2002 and 2001. The Company has agreements with customers, who must meet certain criteria established by the Company, whereby the Company sells the customer investment securities under agreements to repurchase the securities. The securities underlying the agreements are maintained under the Company's control. The outstanding balance under these agreements was $1,211,000 and $996,000 at March 31, 2002 and 2001, respectively.

Additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve to eighteen months. The additional funds required approximately $1,810,000 or the amount necessary to replace the Company's current note payable. If the Company is able to obtain new debt funding, the Company anticipates that the terms would be less favorable than those that exist under the Company's current note payable. There is no assurance that additional capital funds or other long-term debt can be obtained under current market conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense incurred on interest bearing deposits and other borrowed funds. The following discussion is based on a fully taxable equivalent basis.

Net  interest  income  for  the  three  months  ended  March  31,  2002  totaled
$1,108,000. This was a result of interest income of $1,830,000 and interest expense of $722,000. Interest and fee income on loans totaled $1,486,000, interest income on the investment portfolio totaled $322,000, and interest income on federal funds sold totaled $22,000. Interest expense included $598,000 on certificates of deposit, $64,000 on interest bearing transaction accounts, $29,000 on savings accounts, $12,000 on securities sold under repurchase agreements, and $19,000 on the note payable.

Net  interest  income  for  the  three  months  ended  March  31,  2001  totaled
$1,022,000. This was a result of interest income of $2,394,000 and interest expense of $1,372,000. Interest and fee income on loans totaled $1,856,000, interest income on the investment portfolio totaled $437,000, and interest income on federal funds sold totaled $101,000. Interest expense included $1,042,000 on certificates of deposit, $235,000 on interest bearing transaction accounts, $36,000 on savings accounts, $15,000 on securities sold under repurchase agreements, and $44,000 on the note payable.

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

The net interest margin for the three months ended March 31, 2002 was 4.31%. The net cost of funds, defined as interest expense divided by average earning assets was 2.75% and the yield on earning assets was 7.06% for the three months ended March 31, 2002. The net interest margin for the three months ended March 31, 2001 was 3.77%. The net cost of funds for the three months ended March 31, 2001 was 4.99% and the yield on earning assets was 8.76%. The decrease in interest rates during the first three months of 2001 had a negative impact on the Company's net interest margin.

The interest rate spread measures the difference between the average yield on earning assets and the average rate incurred on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest rate margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discourage investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the three months ended March 31, 2002 was 4.02% and it was 3.37% for the three months ended March 31, 2001.

Allowance for Possible Loan Losses. Lending officers are responsible for the ongoing review and administration of each loan. They make the initial identification of loans that present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a weekly basis.

Senior management makes recommendations monthly to the board of directors as to charge- offs. Senior management reviews the allowance for possible loan losses on a monthly basis. The Company's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears, unless there is sufficient collateral to justify continued accrual.

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $90,000 for the three months ended March 31, 2002. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for possible loan losses.

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

The allowance for loan losses at March 31, 2002 was 1.29% of loans and approximately 24% of non-performing assets. Management believes that the $908,000 at March 31, 2002 in the allowance for possible loan losses is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-Performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual and loans past due more than 90 days and still accruing interest. Non-performing assets at March 31, 2002 were $3,804,000, or 5.30% of loans and foreclosed properties. Non-performing assets at March 31, 2002 consisted of non-accrual loans of $622,000, loans past due 90 days and still accruing interest of $2,005,000 and foreclosed real estate of $1,177,000. Non- performing assets at March 31, 2001 were $2,375,000, or 3.15% of loans and foreclosed assets. Non-performing assets at March 31, 2001 consisted of non-accrual loans of $485,000 loans past due 90 days and still accruing interest of $985,000 and foreclosed real estate of $905,000. The increase in non-performing assets is primarily attributable to commercial real estate and real estate construction loans in which management does not anticipate incurring material losses. Senior management has strengthened the underwriting criteria for real estate construction and commercial real estate lending in order to decrease the risk associated with these types of loans. In addition, in February, 2002, the Bank hired an experienced senior credit officer to oversee credit administration, including policies and procedures, underwriting, and credit analysis.

Non-Interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and securities gains and losses. Total non-interest income was $105,000 for the three months ended March 31, 2002. This included $39,000 from service charges on deposit accounts, $7,000 from other service charges and fees, $34,000 of securities gains, and $25,000 of other non-interest income.

Total non-interest income for the three months ended March 31, 2001 was $92,000. This included $52,000 from service charges on deposit accounts, $14,000 from other service charges and fees, $8,000 of securities gains, and $18,000 of other non-interest income.

The increase in total non-interest income is mainly attributable to an increase in securities gains.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2002 was $894,000. This consisted of $439,000 of salaries and employee benefits, $70,000 of occupancy expenses, $102,000 of furniture and equipment expense, and $283,000 of other non-interest expenses. Other non-interest expenses include advertising, supplies and printing, telephone, postage, and legal and accounting fees. Non-interest expenses for the first quarter of 2002 increased $91,489 compared to the first quarter of 2002 primarily for costs associated with losses on other real estate owned and an increase in the FDIC assessment and compliance costs.

Non-interest expense for the three months ended March 31, 2001 was $803,000. This consisted of $447,000 of salaries and employee benefits, $70,000 of occupancy expenses, $82,000 of furniture and equipment expense, and $204,000 of other non-interest expenses.

Income Taxes. For the three months ended March 31, 2002, the Company incurred income tax expense of $76,000. For the three months ended March 31, 2001, the Company incurred income tax expense of $84,000. Approximately $44,000 of income earned for the three months ended March 31, 2002 is exempt from Federal income taxes. Approximately $30,000 of the income earned during the three months ended March 31, 2001 is exempt from Federal income taxes.

RETURN ON ASSETS AND EQUITY

Return on assets (annualized net income divided by average total assets) for the three months ended March 31, 2002 was 0.54%. Return on assets for the three months ended March 31, 2001 was 0.51%.

Return on equity (annualized net income divided by average equity) for the three months ended March 31, 2002 was 10.03% and it was 11.04% for the three months ended March 31, 2001.

Equity to assets (average equity divided by average total assets) was 5.36% for the three months ended March 31, 2002 and it was 4.65% for the three months ended March 31, 2001.

The dividend payout ratio (dividends declared divided by net income) for the three months ended March 31, 2002 was 70.61%. The dividend payout ratio for the three months ended March 31, 2001 was 35.26%.

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

     None

Item 6. Exhibits and reports on Form 8-K

     (a)  Exhibits

          Exhibit 23.1               Consent of Welch & Associates

     (b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)


Date: March 14, 2002                   /s/ Reed D. Matney
--------------------                   ------------------
                                       Reed D. Matney, President
                                       (principal executive officer)


Date: March 14, 2002                   /s/ G. Douglas Price
--------------------                   --------------------
                                       G. Douglas Price (principal financial and
                                       accounting officer)

                                                                    EXHIBIT 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the use of our report, dated May 15, 2002, included in this Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002.




                                                    /s/ Welch & Associates, Ltd.

                                                    Welch & Associates, Ltd.



Nashville, Tennessee
May 15, 2002