Form 10QSB
period 2002-06-30
VOLUNTEER BANCORP INC
filed 2002-08-14
CIK 947440

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

           [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

           [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------   ------------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.YesX  No
                                                                         --   --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of August 13, 2002.

     Transitional Small Business Disclosure Format (check one); Yes     No  X
                                                                   ----    ----

                             VOLUNTEER BANCORP, INC.

                                      INDEX


Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets June
          30, 2002 and 2001 (Unaudited)                                        3

          Condensed Consolidated Statements of Earnings and Comprehensive Income For The Three and Six Months Ended June 30, 2002 and 2001
          (Unaudited)                                                          4

          Condensed  Consolidated  Statements  of Cash  Flows For The Six Months
          Ended June 30, 2002 and 2001 (Unaudited)                             5

          Notes to Unaudited Condensed Consolidated Financial Statements
          Six Months Ended June 30, 2002 and 2001                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       11

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                           18

          Item 2. Changes in Securities                                       18

          Item 3. Defaults upon Senior Securities                             18

          Item 4. Submission of Matters to a Vote of Securities Holders       18

          Item 5. Other Information                                           18

          Item 6. Exhibits and Reports on Form 8-K                            19

Signatures                                                                    20

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                       INDEPENDENT AUDITOR'S REVIEW REPORT
                       -----------------------------------

To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of June 30, 2002 and 2001, and the related condensed consolidated statements of earnings and comprehensive income for the three and six months then ended and the condensed consolidated statements of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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



/s/ Welch & Associates, Ltd.

August 8, 2002
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             June 30, 2002 and 2001

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                   ASSETS                                                 2002                   2001
                                   ------                                     --------------------- ---------------------
Cash and due from banks                                                       $           3,484,813 $           3,322,975
Federal fund sold                                                                         2,725,000             5,425,000
                                                                              --------------------- ---------------------
   Total cash and cash equivalents                                                        6,209,813             8,747,975
Investment securities available for sale (amortized cost of
  $29,746,913 and $27,298,020, respectively)                                             30,116,490            27,312,892
Investment securities held to maturity (estimated market
 $622,312 value of and $1,755,914)                                                          619,547             1,749,338
Loans, less allowances for loan losses of $1,275,854 and
  $993,915, respectively                                                                 68,643,098            75,792,641
Accrued interest receivable                                                                 983,239             1,160,623
Premises and equipment, net                                                               3,827,571             3,960,623
Deferred income taxes                                                                       116,671               144,605
Other real estate                                                                           906,061               902,168
Goodwill                                                                                    131,259               140,201
Other assets                                                                                281,033               176,160
                                                                              --------------------- ---------------------


Total assets                                                                  $         111,834,782 $         120,087,226
                                                                              ===================== =====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits:
   Non-interest bearing                                                       $          13,447,334 $          11,498,556
   Interest bearing                                                                      88,191,979            98,601,943
                                                                              --------------------- ---------------------
          Total deposits                                                                101,639,313           110,100,499

Interest payable                                                                            540,371             1,077,294
Securities sold under repurchase agreements                                               1,409,878               862,296
Note payable                                                                              1,810,000             2,170,000
Other accrued taxes, expenses and liabilities                                                70,775                59,329
                                                                              --------------------- ---------------------

Total liabilities                                                                       105,470,337           114,269,418
                                                                              --------------------- ---------------------

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares authorized,
      539,027 shares issued and outstanding                                                   5,390                 5,390
 Additional paid-in capital                                                               1,916,500             1,916,500
 Retained earnings                                                                        4,213,417             3,905,140
 Accumulated other comprehensive income                                                     229,138                (9,222)
                                                                              --------------------- ---------------------

Total stockholders' equity                                                                6,364,445             5,817,808
                                                                              --------------------- ---------------------

Total liabilities and stockholders' equity                                    $         111,834,782 $         120,087,226
                                                                              ===================== =====================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Earnings and Comprehensive Income

            For The Three and Six Months Ended June 30, 2002 and 2001

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                  Three months ended                   Six months ended
                                                                       June 30,                            June 30,
                                                                      ----------                          ----------

                                                                       2002              2001               2002               2001
                                                                       ----              ----               ----               ----

Interest Income:
    Interest and fees on loans                             $        1,491,304 $      1,833,188 $        2,976,866 $       3,688,749
    Interest on federal funds                                          16,236           56,586             38,338           157,399
    Interest on investment securities:
          Taxable                                                     309,845          435,800            588,156           842,759
          Exempt from Federal income taxes                             57,479           28,250            101,016            58,608
                                                           ------------------ ---------------- ------------------ ------------------
               Total interest income                                1,874,864        2,353,824          3,704,376         4,747,515
                                                           ------------------ ---------------- ------------------ ------------------
Interest Expense:
    Interest on deposits                                              596,226        1,243,615          1,286,250         2,556,588
    Other borrowed funds                                               28,913           50,300             60,507           109,042
                                                           ------------------ ---------------- ------------------ ------------------
               Total interest expense                                 625,139        1,293,915          1,346,757         2,665,630
                                                           ------------------ ---------------- ------------------ ------------------
Net interest income                                                 1,249,725        1,059,909          2,357,619         2,081,885
Provision for possible loan losses                                    455,000           85,000            545,000           160,000
                                                           ------------------ ---------------- ------------------ ------------------
Net interest income after provision for possible
   loan losses                                                        794,725          974,909          1,812,619         1,921,885
                                                           ------------------ ---------------- ------------------ ------------------
Non-interest income:
    Service charges on deposits                                        54,623           41,997             93,608            93,933
    Other service charges and fees                                     47,645           38,801             55,121            53,094
    Securities gains                                                    4,980            1,677             39,222             9,604
    Other non-interest income                                          (7,471)             487             17,304            18,470
                                                           ------------------ ---------------- ------------------ ------------------
               Total non-interest income                               99,777           82,962            205,255           175,101
                                                           ------------------ ---------------- ------------------ ------------------
Non-interest expense:
    Salaries and employee benefits                                    470,386          428,248            909,473           875,521
    Occupancy expense                                                  79,209           78,593            149,172           148,795
    Furniture and equipment expense                                    93,193           84,999            195,047           166,584
    Other non-interest expense                                        447,304          224,038            730,575           427,662
                                                           ------------------ ---------------- ------------------ ------------------
                Total non-interest expense                          1,090,092          815,878          1,984,267         1,618,562
                                                           ------------------ ---------------- ------------------ ------------------
(Loss) earnings before income taxes                                  (195,590)         241,993             33,607           478,424
Income tax (benefit) expense                                          (85,535)          86,909             (9,195)          171,143
                                                           ------------------ ---------------- ------------------ ------------------
                Net (loss) income                          $         (110,055)$        155,084 $           42,802  $        307,281
                                                           ================== ================ ================== ==================

Other comprehensive income :
  Unrealized gain (loss) on securities available
     for sale, before tax                                  $          744,330 $       (76,014) $          432,573  $        438,409
  Reclassification for gains included in net income                    (4,980)         (1,677)            (39,222)           (9,604)
  Income taxes related to other comprehensive
       income                                                        (323,413)         29,522            (149,473)         (162,947)
                                                           ------------------ ---------------- ------------------ ------------------
                                                                      415,937         (48,169)            243,878           265,858
                                                           ------------------ ---------------- ------------------ ------------------

Total comprehensive income                                 $          305,882 $       106,915  $          286,680  $        573,139
                                                           ================== ================ ================== ==================

Net income (loss)per common share                          $           (0.20) $          0.29  $             0.08  $           0.57
                                                           ================== ================ ================== ==================

Common shares outstanding                                            539,027          539,027             539,027           539,027
                                                           ================== ================ ================== ==================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                 For The Six Months Ended June 30, 2002 and 2001

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------



                                                                                                   2002                  2001
                                                                                    -------------------   -------------------
Cash Flows from Operating Activities:
   Net income                                                                       $             42,802  $           307,281
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Deferred income taxes                                                                     (151,209)              13,806
      Provision for possible loan losses                                                         545,000              160,000
      Provision for depreciation and amortization                                                107,291              121,021
      FHLB stock dividends                                                                        (8,100)             (12,000)
      (Gain) on securities                                                                       (39,222)              (9,604)
      Decrease in interest receivable                                                             83,240               52,696
      Decrease (increase)  in other assets                                                       226,498             (315,804)
      (Decrease) increase in other liabilities                                                  (315,667)            (127,436)
                                                                                    --------------------  -------------------
   Net cash provided by operating activities                                                     490,633              189,960
                                                                                    --------------------  -------------------

Cash Flows from Investing Activities:
   Purchase of investment securities held to maturity                                                  -             (705,141)
   Proceeds from calls and maturity of held to maturity securities                                 7,312               22,351
   Purchase of investment securities available for sale                                      (11,491,585)         (14,251,973)
   Proceeds from calls and maturity of securities available for sale                           2,000,000            4,606,695
   Proceeds from sale of securities available for sale                                         5,782,690            8,205,464
   Net decrease (increase) in loans                                                            2,970,058           (2,913,721)
   Capital expenditures                                                                          (68,504)             (20,659)
                                                                                    --------------------  -------------------
   Net cash (used) in investing activities                                                      (800,029)          (5,056,984)
                                                                                    --------------------  -------------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW accounts, IRA
      and savings accounts                                                                     4,866,661            2,908,166
   Net (decrease) increase in certificates of deposit                                         (7,137,003)           1,184,647
   Net increase (decrease) in securities sold under
      repurchase agreements                                                                      300,275             (190,217)
   Repayment of long-term borrowing                                                             (360,000)            (325,000)
   Payment of dividends                                                                          (53,903)             (75,464)
                                                                                    --------------------  -------------------
   Net cash (used) provided by financing activities                                           (2,383,970)           3,502,132
                                                                                    --------------------  -------------------
   (Decrease) in cash and cash equivalents                                                    (2,693,366)          (1,364,892)
Cash and cash equivalents beginning of period                                                  8,903,179           10,112,867
                                                                                    --------------------  -------------------
Cash and cash equivalents end of period                                             $          6,209,813  $         8,747,975
                                                                                    ====================  ===================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                      $          1,700,733  $         2,782,369
                                                                                    ====================  ===================
      Income taxes                                                                  $             98,026  $           293,754
                                                                                    ====================  ===================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2002 and 2001

--------------------------------------------------------------------------------



 1.       Management Opinion
          ------------------

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Volunteer Bancorp, Inc. (the "Company")contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented. The results of operations for any interim period is not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto.

2.        Adoption of Recently  Issued  Statements  of Financial  Accounting
          Standards (SFAS)
          ------------------------------------------------------------------
          On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of SFAS No. 144 did not have a material impact on the Company's financial conditions or results of operations.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2002 and 2001

--------------------------------------------------------------------------------


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

          The Company adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $131,259 and no unamortized identifiable intangible assets. As part of its adoption of Statement 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. The Company does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $17,883 or approximately $0.03 per share in 2002 as a result of the Company no longer having to amortize goodwill against earnings. Assuming retroactive adoption of Statement 142, net income for the year ended December 31, 2001 and the six months ended June 30, 2001 would have been $644,542 and $316,223, respectively, and earnings per share would have been $1.19 and $0.59 for the same periods, respectively.


          The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and six months ended June 30, 2001:


                                                              For the Year Ended                For the Six Months Ended
                                                               December 31, 2001                     June 30, 2001
                                                      -------------------------------------------------------------------
                                                             Net             Earnings            Net         Earnings
                                                           Income            Per Share          Income       Per Share
                                                      ----------------- ----------------- ---------------  --------------
Earnings per common share computation:
  Net income/EPS as reported                          $         626,659 $          1.16   $    307,281     $    0.57
  Add back: Goodwill amortization                                17,883            0.03          8,942          0.02
                                                      ----------------- ----------------- ---------------  --------------
    Adjusted net income /EPS                          $         644,542 $          1.19   $    316,223     $    0.59
                                                      ================= ================= ===============  ==============



                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2002 and 2001





3.   Long-term debt
     --------------

     The Company's long-term debt consists of a single note payable in the amount of $1,810,000 and $2,170,000 at June 30, 2002 and 2001,
     respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 2002 the rate on the note was 3.87% per annum. Principal is payable annually on January 31, as follows:

               January 31,                     Principal Due
               -----------                     -------------
                  2003                            395,000
                  2004                            435,000
                  2005                            470,000
          2006 (Final Maturity)                   510,000
                                           ----------------------
                                           $      1,810,000
                                           ======================
     The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

     The Company is in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than the 0.75% required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------
4.   Contingencies
     -------------

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

5.   Certain Regulatory Matters
     --------------------------

     As a result of certain findings in the Tennessee Department of Financial Institution's Report of Examination dated June 4, 2001, the Board of
     Directors of the Bank entered into a Memorandum of Understanding (the "Memorandum"), dated August 16, 2001, with the Commissioner of the Tennessee Department of Financial Institutions and the Memphis Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that if not properly addressed and corrected could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum cover capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has reviewed a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. Management of the Company and the Bank believe that the Bank is in substantial compliance with the provisions of the Memorandum.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  As of And For The Three And Six Months Ended
                             June 30, 2002 and 2001
                                   (Unaudited)


                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,

                                                                       2002            2001            2002            2001
                                                                       ----            ----            ----            ----

Net (loss) income                                                $ (110,055)     $ 155,084       $   42,802      $   307,281
Per common share data:
  Net (loss) income per weighted average
    common share                                                     ($0.20)     $    0.29       $     0.08      $      0.57
  Book value                                                         $11.81      $   10.79       $    11.81      $     10.79
Ratios:
  Return on average assets                                           (0.39)%          0.52%            0.08%            0.52%
  Return on average common equity                                    (7.08)%         10.76%            1.37%           11.04%
  Net interest margin (taxable equivalent basis)                      4.61 %          3.44%            4.30%            3.41%
  Expense ratio                                                       3.87 %          2.73%            3.50%            2.74%
  Allowance for loan losses / loans                                   1.82 %          1.29%            1.82%            1.29%
  Non-performing loans / loans                                        3.81 %          2.11%            3.81%            2.11%
  Non-performing assets / loans and
    foreclosed properties                                             5.04 %          3.25%            5.04%            3.25%
  Shareholders' equity / total assets                                 5.68 %          4.84%            5.68%            4.84%
  Leverage ratio (tangible capital /
    tangible average assets)                                          4.70 %          4.34%            4.64%            4.38%


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As Of and for the Three and Six Months Ended June 30, 2002 and 2001

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2001 Annual Report, the interim unaudited consolidated financial statements and notes for the three months and six months ended June 30, 2002, included elsewhere herein, and the supplemental financial data included herein.

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

SUMMARY

The Company reported a net loss in the second quarter of ($110,055), or ($0.20) per common share, compared to net income of $155,084, or $0.29 for the same period a year ago. Our returns on average assets and average common equity were (0.39%) and (7.08%), respectively, for the quarter compared to 0.52% and 10.76% for the same period last year.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the six months ended June 30, 2002 totaled $104,835,000 which represents 92.38% of average total assets. Earning assets totaled $102,104,000 at June 30, 2002. Average earning assets for the six months ended June 30, 2001 totaled $110,776,000, which represented 92.92% of average total assets. Earning assets totaled $111,274,000 at June 30, 2001.

Loan Portfolio. The Company's average loans for the six months ended June 30, 2002 were $70,889,000 and for the six months ended June 30, 2001 were $74,835,000. The Company's average loans for the quarter ended June 30, 2002 were $70,142,000 and were $75,571,000 for the quarter ended June 30, 2001. The balance in total loans at June 30, 2002 was $69,919,000 and at June 30, 2001 was $76,787,000.

Investment portfolio. The Company's investment securities portfolio averaged $29,030,000 for the six months ended June 30, 2002 and $29,521,000 for the six months ended June 30, 2001. The Company's investment securities portfolio averaged $30,213,000 for the quarter ended June 30, 2002 and averaged $30,104,000 for the quarter ended June 30, 2001. The portfolio totaled $30,736,000 at June 30, 2002 and $29,062,000 at June 30, 2001.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Available for Sale" and "Held to Maturity." The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At June 30, 2002 there was an unrealized gain in the Available for Sale securities of $370,000 and there was an unrealized loss of $15,000 at June 30, 2001.

Deposits. The Company's average deposits were $104,474,000 for the six months ended June 30, 2002. This included average non-interest bearing deposits of $12,192,000, average certificates of deposit of $65,359,000, average savings deposits of $7,016,000 and average interest bearing transaction accounts of $19,907,000.

The Company's average deposits for the six months ended June 30, 2001 were $109,219,000. This included average non-interest bearing deposits of $11,202,000, average certificates of deposit of $68,076,000, average savings deposits of $5,186,000 and average interest bearing transaction accounts of $18,821,000.

Deposits at June 30, 2002 totaled $101,639,313 and totaled $110,100,499 at June 30, 2001.

Securities sold under repurchase agreements. The Company's average balance of securities sold under repurchase agreements for the six months ended June 30, 2002 was $1,229,000 and the average was $976,000 for the six months ended June 30, 2001. The total outstanding under these agreements at June 30, 2002 was $1,410,000 and the total outstanding at June 30, 2001 was $862,000.

Note Payable. The Company's long-term debt consists of a single note payable in the amount of $1,810,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 2002 the rate on the note was 3.87% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter. Interest expense for the six months ended June 30, 2002 totaled $24,000. The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company. The Company is in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

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

Capital Resources. Shareholder's equity totaled $6,364,000 as of June 30, 2002. This included $5,000 of common stock, $1,917,000 of additional paid-in capital, $4,213,000 of retained earnings and accumulated other comprehensive income consisting of an unrealized gain on Securities Available for Sale, net of deferred taxes, of $229,000.

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

The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest- sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment securities. Additional sources of liquidity are loan repayments and possible prepayments from the mortgage backed securities in the investment portfolio. At June 30, 2002 and 2001, the Company had investments in federal funds of $2,725,000 and $5,425,000, respectively.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Additional sources of liquidity are Federal Home Loan Bank Advances, federal funds purchased, and securities sold under repurchase agreements. The Company has an agreement with the Federal Home Loan Bank whereby the Company may borrower up to an amount, $6,000,000 at June 30, 2002, established by the Federal Home Loan Bank. The Company is required to maintain eligible collateral, consisting of first mortgages on one-to-four residential properties, representing 150 percent of the current outstanding balance of all advances. There were no advances outstanding at June 30, 2002 and 2001. At June 30, 2002, the Company had $2,500,000 of federal funds purchase lines available at three correspondent banks. There were no federal funds purchased at June 30, 2002 and 2001. The Company has agreements with customers, who must meet certain criteria established by the Company, whereby the Company sells the customer investment securities under agreements to repurchase the securities. The securities underlying the agreements are maintained under the Company's control. The outstanding balance under these agreements was $1,410,000 and $862,000 at June 30, 2002 and 2001, respectively.

Additional capital funds or long-term debt are anticipated to be necessary during the next twelve to eighteen months. There is no assurance that additional capital funds or other long-term debt can be obtained under current market condition. The additional funds required approximate $1,810,000 or the amount necessary to replace the Company's current note payable. If the Company is able to obtain new debt funding the Company anticipates that the terms would be less favorable than exist under the Company's current note payable.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense incurred on interest bearing deposits and other borrowed funds. The following discussion is based on a fully taxable equivalent basis.

Net interest income for the six months ended June 30, 2002 totaled $2,358,000. This was a result of interest income of $3,704,000 and interest expense of $1,346,000. Interest and fee income on loans totaled $2,977,000, interest income on the investment portfolio totaled $689,000, and interest income on federal funds sold totaled $38,000. Interest expense included $1,095,000 on certificates of deposit, $132,000 on interest bearing transaction accounts, $58,000 on savings accounts, $24,000 on securities sold under repurchase agreements, and $37,000 on the note payable.

Net interest income for the six months ended June 30, 2001 totaled $2,082,000. This was a result of interest income of $4,748,000 and interest expense of $2,666,000. Interest and fee income on loans totaled $3,689,000, interest income on the investment portfolio totaled $902,000, and interest income on federal funds sold totaled $157,000. Interest expense included $2,042,000 on certificates of deposit, $443,000 on interest bearing transaction accounts, $72,000 on savings accounts, $29,000 on securities sold under repurchase agreements, and $80,000 on the note payable.

Net interest income for the three months ended June 30, 2002 totaled $1,250,000. This was a result of interest income of $1,875,000 and interest expense of $625,000. Interest and fee income on loans totaled $1,491,000, interest income on the investment portfolio totaled $367,000, and interest income on federal funds sold totaled $17,000. Interest expense included $497,000 on certificates of deposit, $68,000 on interest bearing transaction accounts, $29,000 on savings accounts, $12,000 on securities sold under repurchase agreements, and $19,000 on the note payable.

Net interest income for the three months ended June 30, 2001 totaled $1,060,000. This was a result of interest income of $2,354,000 and interest expense of $1,294,000. Interest and fee income on loans totaled $1,833,000, interest income on the investment portfolio totaled $464,000, and interest income on federal funds sold totaled $57,000. Interest expense included $1,000,000 on certificates of deposit, $208,000 on interest bearing transaction accounts, $36,000 on savings accounts, $13,000 on securities sold under repurchase agreements, and $37,000 on the note payable.

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

The net interest margin for the six months ended June 30, 2002 was 4.60%. The net cost of funds, defined as interest expense divided by average earning assets was 2.57% and the yield on earning assets was 7.17% for the six months ended June 30, 2002. The net interest margin for the six months ended June 30, 2001 was 3.81%. The net cost of funds for the six months ended June 30, 2001 was 4.82% and the yield on earning assets was 8.63%. The decrease in interest rates during the first six months of 2002 had a positive impact on the Company's net interest margin.

The net interest margin for the three months ended June 30, 2002 was 4.90%. The net cost of funds, defined as interest expense divided by average earning assets was 2.40% and the yield on earning assets was 7.30% for the three months ended June 30, 2002. The net interest margin for the three months ended June 30, 2001 was 3.87%. The net cost of funds for the three months ended June 30, 2001 was 4.66% and the yield on earning assets was 8.53%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate incurred on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest rate margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discourage investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the six months ended June 30, 2002 was 4.30% and it was 3.41% for the six months ended June 30, 2001. The interest rate spread for the three months ended June 30, 2002 was 4.61% and it was 3.44% for the three months ended June 30, 2001.

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

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $455,000 for the three months ended June 30, 2002 and it was $85,000 for the three months ended June 30, 2001. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for possible loan losses.

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

The allowance for loan losses at June 30, 2002 was 1.82% of loans and approximately 36% of non-performing assets. Management believes that the $1,276,000 at June 30, 2002 in the allowance for possible loan losses is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-Performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual and loans past due more than 90 days and still accruing interest. Non-performing assets at June 30, 2002 were $3,573,000, or 5.04% of loans and foreclosed properties. Non-performing assets at June 30, 2002 consisted of non-accrual loans of $1,141,000, loans past due 90 days and still accruing interest of $1,526,000 and foreclosed real estate of $906,000. Non-performing assets at June 30, 2001 were $2,526,000, or 3.25% of loans and foreclosed assets. Non-performing assets at June 30, 2001 consisted of non-accrual loans of $470,000 loans past due 90 days and still accruing interest of $1,154,000 and foreclosed real estate of $902,000. The increase in non-performing assets is primarily attributable to commercial real estate and real estate construction loans in which management does not anticipate incurring material losses. Senior management has strengthened the underwriting criteria for real estate construction and commercial real estate lending in order to decrease the risk associated with these types of loans.

Non-Interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and securities gains and losses. Total non-interest income was $205,000 for the six months ended June 30, 2002. This included $94,000 from service charges on deposit accounts, $55,000 from other service charges and fees, $39,000 of securities gains, and $17,000 of other non-interest income.

Total non-interest income for the six months ended June 30, 2001 was $175,000. This included $94,000 from service charges on deposit accounts, $53,000 from other service charges and fees, $10,000 of securities gains, and $18,000 of other non-interest income.

Total non-interest income was $100,000 for the three months ended June 30, 2002. This included $55,000 from service charges on deposit accounts, $48,000 from other service charges and fees, $5,000 of securities gains, and ($8,000) of other non-interest income.

Total non-interest income for the three months ended June 30, 2001 was $83,000. This included $42,000 from service charges on deposit accounts, $39,000 from other service charges and fees, $1,000 of securities gains, and $1,000 of other non-interest income.

The increase in total non-interest income is mainly attributable to an increase in service charges on deposit accounts and other service charges and fees.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2002 was $1,984,000. This consisted of $909,000 of salaries and employee benefits, $149,000 of occupancy expenses, $195,000 of furniture and equipment expense, and $731,000 of other non-interest expenses. Other non-interest expenses include advertising, supplies and printing, telephone, postage, and legal and accounting fees.

Non-interest expense for the six months ended June 30, 2001 was $1,619,000. This consisted of $876,000 of salaries and employee benefits, $149,000 of occupancy expenses, $167,000 of furniture and equipment expense, and $427,000 of other non-interest expenses.

Non-interest expense for the three months ended June 30, 2002 was $1,090,000. This consisted of $470,000 of salaries and employee benefits, $79,000 of occupancy expenses, $93,000 of furniture and equipment expense, and $448,000 of other non-interest expenses.

Non-interest expense for the three months ended June 30, 2001 was $816,000. This consisted of $428,000 of salaries and employee benefits, $79,000 of occupancy expenses, $85,000 of furniture and equipment expense, and $224,000 of other non-interest expenses.

The increase in total non-interest expense is primarily associated with the overall growth of the Company and a write down in the carrying value of other real estate owned of $222,000.

Income Taxes. For the six months ended June 30, 2002, the Company incurred an income tax benefit of ($9,000.) For the six months ended June 30, 2001, the Company incurred income tax expense of $171,000. Approximately $101,000 of income earned for the six months ended June 30, 2002 is exempt from Federal income taxes. Approximately $59,000 of the income earned during the six months ended June 30, 2001 is exempt from Federal income taxes.

For the three months ended June 30, 2002, the Company incurred an income tax benefit of ($86,000.) For the three months ended June 30, 2001, the Company incurred income tax expense of $87,000. Approximately $57,000 of income earned for the three months ended June 30, 2002 is exempt from Federal income taxes. Approximately $28,000 of the income earned during the three months ended June 30, 2001 is exempt from Federal income taxes.

RETURN ON ASSETS AND EQUITY

Return on assets (annualized net income divided by average total assets) for the six months ended June 30, 2002 was 0.08%. Return on assets for the six months ended June 30, 2001 was 0.52%. Return on assets for the three months ended June 30, 2002 was (0.39%) and it was 0.52% for the three months ended June 30, 2001.

Return on equity (annualized net income divided by average equity) for the six months ended June 30, 2002 was 1.37% and it was 11.04% for the six months ended June 30, 2001. Return on equity for the three months ended June 30, 2002 was (7.08%) and it was 10.76% for the three months ended June 30,2001.

Equity to assets (average equity divided by average total assets) was 5.51% for the six months ended June 30, 2002 and it was 4.72% for the six months ended June 30, 2001. Equity to assets for the three months ended June 30, 2002 was 5.52% and it was 4.82% for the three months ended June 30, 2001.

The dividend payout ratio (dividends declared divided by net income) for the six months ended June 30, 2002 was 125.93%. The dividend payout ratio for the six months ended June 30, 2001 was 24.55%. No dividends were declared during the three months ended June 30, 2002 and 2001 and, accordingly, no dividend payout ratio is presented for those quarters.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting on May 16, 2002, the shareholders voted on the following proposals with the results as indicated:

1. Elected four of its current directors to continue in office until the 2005 meeting of shareholders. Current directors elected to three-year terms were as follows:

                                 FOR                          WITHHOLD AUTHORITY
                                -----                         ------------------
William E. Phillips           377,716                                 0
Neil D. Miller                377,716                                 0
Scott F. Collins              377,716                                 0
Lawrence E. Gray              377,716                                 0

Directors  continuing to serve include:  Reed D. Matney,  Shirley Price,  Carlin
Green,  Douglas  Price,  Gary  Varnell,  George  Brooks,  Jim  Friddell and Leon
Gladson.

2. Ratified the appointment of Welch & Associates, Ltd. as the Company's independent accounts and auditors for 2002 as follows:

FOR             AGAINST               ABSTAIN                   BROKER NON-VOTES
----            -------               -------                   ----------------
375,435           115                  2,166                           0


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit 23.1  Consent  of Welch &  Associates

               Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reed D. Matney, the President of Volunteer Bancorp, Inc. on August 14, 2002.

               Exhibit 99.2  Certification  Pursuant to 18 U.S.C. Section 1350,
                             Adopted   Pursuant   to   Section   906   of   the
                             Sarbanes-Oxley Act of 2002,  signed by G.  Douglas
                             Price,  the   principal  accounting  and  financial
                             officer  of  Volunteer   Bancorp,  Inc.  on  August
                             14,  2002.

        (b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   VOLUNTEER BANCORP, INC.
                                                   (Registrant)


Date: August 14, 2002                              /s/ Reed D. Matney
                                                   -----------------------------
                                                   Reed D. Matney, President
                                                   (principal executive officer)


Date: August 14, 2002                              /s/ G. Douglas Price
                                                   -----------------------------

                                                   G. Douglas Price (principal
                                                   financial and accounting
                                                   officer)

                                                                    EXHIBIT 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the use of our report, dated August 8, 2002, included in this Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002.




                                                     s/ Welch & Associates, Ltd.
                                                     ---------------------------
                                                     Welch & Associates, Ltd.



Nashville, Tennessee
August 13, 2002

                                                                    Exhibit 99.1
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of Volunteer Bancorp, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Reed D. Matney, the President of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      This Certification is signed on August 14, 2002.





                                      /s/ Reed D. Matney
                                      ------------------------------------------
                                      Reed D. Matney
                                      President

                                                                    Exhibit 99.2
                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of Volunteer Bancorp, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, G. Douglas Price, the principal accounting and financial officer of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on August 14, 2002.




                                     /s/ G. Douglas Price
                                     -----------------------------------------
                                     G. Douglas Price
                                     principal accounting and financial officer)