Form 10KSB/A
period 2001-12-31
VOLUNTEER BANCORP INC
filed 2002-11-06
CIK 947440

FORM 10-KSB/A
                                 AMENDMENT NO. 1

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


                         Commission file number 0-22473

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

                    Documents Incorporated by Reference: None

This amendment in Form 10-KSB/A amends the Annual Report in Form 10-KSB previously filed by Volunteer Bancorp, Inc. for the fiscal year ended December 31, 2001 (the "Prior Report"). Except as specifically indicated herein, no other information included in the Prior Report is amended by this Form 10-KSB/A.

This amendment is being filed to correct the Commission file number and to provide the name of the accounting firm.

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


/s/ Welch & Associates, Ltd.

Welch & Associates, Ltd.
February 14, 2002
Nashville, Tennessee

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


/s/ Welch & Associates, Ltd.

Welch & Associates, Ltd.
February 14, 2002
Nashville, Tennessee

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit 23.1  Consent  of Welch &  Associates


               Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reed D. Matney, the President of Volunteer Bancorp, Inc. on November 4, 2002.

               Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by G. Douglas Price, the principal accounting and financial officer of Volunteer Bancorp, Inc. on November 4, 2002.

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


                                         Date: November 4, 2002

                                                                    EXHIBIT 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the use of our report, dated February 14, 2002, related to the consolidated financial statements of Volunteer Bancorp, Inc. in this Form 10-KSB.


/s/ Welch & Associates, Ltd.

Welch & Associates, Ltd.
Nashville, Tennessee
March 28, 2002

                                                                    Exhibit 99.1
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with Amendment No. 1 to the annual report on Form 10-KSB/A of Volunteer Bancorp, Inc. (the "Company") for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Reed D. Matney, the President of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


      This Certification is signed on November 4, 2002.





                                      /s/ Reed D. Matney
                                      ------------------------------------------
                                      Reed D. Matney
                                      President

                                                                    Exhibit 99.2
                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with Amendment No. 1 to the annual report on Form 10-KSB/A of Volunteer Bancorp, Inc. (the "Company") for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, G. Douglas Price, the principal accounting and financial officer of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on November 4, 2002.





                                     /s/ G. Douglas Price
                                     -----------------------------------------
                                     G. Douglas Price
                                     principal accounting and financial officer)