Form 10QSB
period 2002-09-30
VOLUNTEER BANCORP INC
filed 2002-11-14
CIK 947440

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

           [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    --------------------

Commission file number  33-94050

                             VOLUNTEER BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

              Tennessee                                  62-1271025
 (State of other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)

               210 East Main Street, Rogersville, Tennessee 37879
                    (Address of principal executive offices)

                                 (423) 272-2200
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.Yes X No
                                                                          --  --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of November 13, 2002.

Transitional Small Business Disclosure Format (check one); Yes      No   X
                                                               ----     ----

                            VOLUNTEER BANCORP, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

Item 1.   FINANCIAL STATEMENT

          Condensed  Consolidated  Balance  Sheets
          September  30,  2002 and 2001 (Unaudited)                          3

          Condensed Consolidated Statements of Earnings
          For The Three and Nine Months Ended September 30, 2002
          and 2001 (Unaudited)                                               4

          Condensed Consolidated Statements of Cash Flows
          For The Nine Months Ended September 30, 2002 and 2001 (Unaudited)  5

          Condensed Consolidated Statements of Comprehensive Income
          For the Three and Nine Months Ended September 30, 2002
          and 2001 (Unaudited)                                               6

          Notes to Unaudited Condensed Consolidated Financial Statements
          Nine Months Ended September 30, 2002 and 2001                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      13

Item 3.   Controls and Procedures                                            19

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                      20

          Item 2.     Changes in Securities                                  20

          Item 3.     Defaults upon Senior Securities                        20

          Item 4.     Submission of Matters to a Vote of Securities Holders  20

          Item 5.     Other Information                                      20

          Item 6.     Exhibits and Reports on Form 8-K                       20

SIGNATURES                                                                   21

CERTIFICATIONS                                                               22

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


                       INDEPENDENT AUDITOR'S REVIEW REPORT
                       -----------------------------------

To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of September 30, 2002 and 2001, and the related condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income for the three and nine months then ended and the condensed consolidated statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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




/s/ Welch & Associates, Ltd.


Welch & Associates, Ltd.
Nashville, Tennessee
November 7, 2002

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                           September 30, 2002 and 2001
                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                                   ASSETS                                                 2002             2001
                                   ------                                          -------------      -------------
Cash and due from banks                                                            $   3,315,843      $   3,287,812
Federal fund sold                                                                      4,900,000          4,600,000
                                                                                   -------------      -------------
   Total cash and cash equivalents                                                     8,215,843          7,887,812
Investment securities available for sale (amortized cost of
   $28,713,879 and $24,270,707, respectively)                                         29,374,378         24,468,860
Investment securities held to maturity (estimated market
   value of $ 617,394 and $1,752,583, respectively)                                      615,607          1,745,291
Loans, less allowances for loan losses of $1,034,978 and
   $937,688, respectively                                                             67,294,795         74,061,454
Accrued interest receivable                                                              989,088          1,110,588
Premises and equipment, net                                                            3,827,609          3,907,293
Other real estate                                                                        728,660          1,041,890
Deferred income taxes                                                                      6,121             62,764
Goodwill                                                                                 131,259            135,730
Other assets                                                                             210,415            232,073
                                                                                   -------------      -------------

Total assets                                                                       $ 111,393,775      $ 114,653,755
                                                                                   =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Deposits:
    Non-interest bearing                                                           $  11,822,540     $  11,561,204
    Interest bearing                                                                  89,028,039        92,585,555
                                                                                   -------------     -------------
          Total deposits                                                             100,850,579       104,146,759
Interest payable                                                                         441,874         1,037,561
Note payable                                                                           1,810,000         2,170,000
Securities sold under repurchase agreements                                            1,462,159         1,023,350
Other accrued taxes, expenses and liabilities                                             37,206           111,431
                                                                                   -------------     -------------
    Total liabilities                                                                104,601,818       108,489,101
                                                                                   -------------     -------------

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 shares
     authorized, 539,027 shares issued and
    outstanding                                                                            5,390             5,390
 Additional paid-in capital                                                            1,916,500         1,916,500
 Retained earnings                                                                     4,460,557         4,119,909
 Accumulated other comprehensive income                                                  409,510           122,855
                                                                                   -------------     -------------
    Total stockholders' equity                                                         6,791,957         6,164,654
                                                                                   -------------     -------------

Total liabilities and stockholders' equity                                         $  111,393,775    $ 114,653,755
                                                                                   ==============    =============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                  Condensed Consolidated Statements of Earnings
         For The Three and Nine Months Ended September 30, 2002 and 2001
                  (Unaudited - See Accountants' Review Report)

--------------------------------------------------------------------------------

                                                                     Three months ended          Nine months ended
                                                                        September 30,               September 30,
                                                                 -----------------------      ---------------------
                                                                      2002        2001            2002        2001
                                                                      ----        ----            ----        ----
Interest Income:
     Interest and fees on loans                                  $ 1,399,941  $1,782,589      4,376,807   5,471,338
     Interest on federal funds                                        14,553      44,504         52,891     201,903
     Interest on investment securities:
          Taxable                                                    286,065     361,754        874,221   1,204,513
          Exempt from Federal income taxes                            69,014      29,741        170,030      88,349
                                                                ------------  ----------      ---------   ---------
               Total interest income                               1,769,573   2,218,588      5,473,949   6,966,103
                                                                ------------  ----------      ---------   ---------
Interest Expense:
     Interest on deposits                                            532,933   1,110,923      1,819,183   3,667,511
     Other borrowed funds                                             29,793      54,056         90,300     163,098
                                                                ------------  ----------      ---------   ---------
               Total interest expense                                562,726   1,164,979      1,909,483   3,830,609
                                                                ------------  ----------      ---------   ---------
Net interest income                                                1,206,847   1,053,609      3,564,466   3,135,494
Provision for possible loan losses                                    50,000       -            595,000     160,000
                                                                ------------  ----------      ---------   ---------
Net interest income after provision for
   possible loan losses                                            1,156,847   1,053,609      2,969,466   2,975,494
                                                                ------------  ----------      ---------   ---------
Non-interest income:
     Service charges on deposits                                      76,973      36,152        170,581     130,085
     Other service charges and fees                                   29,672      26,330         84,793      79,424
     Securities (losses) gain                                            -         2,158         39,222      11,762
     Other non-interest income                                        23,769      22,496         41,073      40,966
                                                                ------------  ----------      ---------   ---------
               Total non-interest income                             130,414      87,136        335,669     262,237
                                                                ------------  ----------      ---------   ---------
Non-interest expense:
     Salaries and employee benefits                                  469,362     435,637      1,378,835   1,311,158
     Occupancy expense                                                61,666      64,798        210,838     213,593
     Furniture and equipment expense                                 105,069     104,490        300,116     271,074
     Other non-interest expense                                      279,212     198,296      1,009,787     625,958
                                                                ------------  ----------      ---------   ---------
                Total non-interest expense                           915,309     803,221      2,899,576   2,421,783
                                                                ------------  ----------      ---------   ---------

                Earnings before income taxes                         371,952     337,524        405,559     815,948

Income tax expense                                                   124,812     122,755        115,617     293,898
                                                                ------------  ----------      ---------   ---------

                Net income                                       $   247,140     214,769        289,942     522,050
                                                                ============  ==========      =========   =========

Income per common share                                          $      0.46        0.40           0.54        0.97
                                                                ============  ==========      =========   =========

Common shares  outstanding                                           539,027     539,027        539,027     539,027
                                                                ============  ==========      =========   =========



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
              For The Nine Months Ended September 30, 2002 and 2001
                  (Unaudited - See Accountants' Review Report)
 -------------------------------------------------------------------------------

                                                                                               2002                 2001
                                                                                        ----------------      --------------
 Cash Flows from Operating Activities:
   Net income                                                                           $     289,942         $    522,050
 Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                                  (151,209)              14,698
      Provision for possible loan losses                                                      595,000              160,000
      Provision for depreciation and amortization                                             156,935              182,809
      (Gain) on securities                                                                    (39,222)             (11,762)
      Federal Home Loan Bank stock dividends                                                  (12,400)             (18,000)
      Decrease in interest receivable                                                          77,391              102,731
      Decrease (increase) in other assets                                                     474,517             (511,439)
      (Decrease) increase in other liabilities                                               (447,733)            (115,067)
                                                                                        --------------        --------------
   Net cash provided by operating activities                                                  943,221              326,020
                                                                                        --------------        --------------

 Cash Flows from Investing Activities:
   Proceeds from calls and maturity of held to maturity securities                             11,252               26,398
   Purchase of investment securities held to maturity                                             -               (705,141)

   Proceeds from calls and maturity of investments
    available for sale                                                                      8,150,000           15,701,695
   Proceeds from sale of investments available for sale                                     5,782,690            9,820,786
   Purchase of investment securities available for sale                                   (16,604,251)         (23,897,079)
   Net decrease (increase) in loans                                                         4,268,361           (1,182,534)
   Capital expenditures                                                                      (118,186)             (24,646)
                                                                                        --------------        --------------
   Net cash provided (used) in investing activities                                         1,489,866             (260,521)
                                                                                        --------------        --------------

 Cash Flows from Financing Activities:
   Net increase (decrease) in demand deposits, NOW accounts,
      savings accounts, and IRA's                                                           1,166,635           (2,473,313)
   Net (decrease) increase  in certificates of deposit                                     (4,225,711)             612,386
   Repayment of long-term debt                                                               (360,000)            (325,000)
   Net change in securities sold under repurchase agreements                                  352,556              (29,163)

 Dividends paid                                                                               (53,903)             (75,464)
                                                                                        --------------        --------------
   Net cash (used) by financing activities                                                 (3,120,423)          (2,290,554)
                                                                                        --------------        --------------
   (Decrease) in cash and cash equivalents                                                   (687,336)          (2,225,055)
 Cash and cash equivalents beginning of period                                              8,903,179           10,112,867
                                                                                        --------------        --------------
 Cash and cash equivalents end of period                                                $   8,215,843            7,887,812
                                                                                        ==============        ==============

 Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                          $   2,361,956         $  3,933,081
                                                                                        ==============        ==============
      Income taxes                                                                      $     260,776         $    402,254
                                                                                        ==============        ==============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Comprehensive Income
         For The Three and Nine Months Ended September 30, 2002 and 2001
                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                             Three months ended                Nine months ended
                                                                 September 30,                    September 30,

                                                           2002             2001              2002            2001
                                                           ----             ----              ----            ----

Net income                                            $  247,140      $  214,769        $  289,942      $  522,050
                                                      ----------      ----------        -----------     -----------

Other comprehensive income, before tax:
  Unrealized (losses) gains on securities
      available for sale:
    Unrealized holding gains (losses) arising
      during the period                                  290,922         215,184           723,495         653,593
    Less: reclassification adjustment for
        (gains) losses included in net income                -            (2,158)          (39,222)        (11,762)
                                                      ----------      ----------        -----------     -----------
  Other comprehensive income                             290,922         213,026           684,273         641,831
Income taxes related to other
  comprehensive income                                  (110,550)        (80,949)         (260,023)       (243,896)
                                                      ----------      ----------        -----------     -----------
  Other comprehensive income,
    net of income taxes                                  180,372         132,077           424,250         397,935
                                                      ----------      ----------        -----------     -----------
  Total comprehensive income                          $  427,512      $  346,846        $  714,192      $  919,985
                                                      ==========      ==========        ===========     ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

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

2.        Adoption of Recently Issued Statements of Financial Accounting
          Standards (SFAS)
          ----------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

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

          The Company adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $131,259 and no unamortized identifiable intangible assets. As part of its adoption of Statement 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. The Company does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $17,883 or approximately $0.03 per share in 2002 as a result of the Company no longer having to amortize goodwill against earnings. Assuming retroactive adoption of Statement 142, net income for the year ended December 31, 2001 and the nine months ended September 30, 2001 would have been $644,542 and $535,462, respectively, and earnings per share would have been $1.19 and $0.99 for the same periods, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------

          The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and nine months ended September 30, 2001:


                                                             For the Nine Months
                                       For the Year Ended           Ended
                                        December 31, 2001     September 30, 2001
                                      --------------------   -------------------
                                        Net      Earnings     Net      Earnings
                                     Income      Per Share   Income    Per Share
                                     ------       ------     ------    ---------
Earnings per common share
computation:

  Net income/EPS as reported       $ 626,659     $  1.16   $ 522,050   $   0.97
  Add back: Goodwill amortization     17,883        0.03      13,412       0.02
                                     -------      ------     -------   ---------
    Adjusted net income /EPS       $ 644,542     $  1.19   $ 535,462   $   0.99
                                     =======      ======     =======   =========

3.        Long-term debt
          --------------

          The Company's long-term debt consists of a single note payable in the amount of $1,810,000 and $2,170,000 at September 30, 2002 and 2001,
          respectively, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30, 2002 the rate on the note was 3.7625% per annum. Principal is payable annually on January 31, as follows:


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------


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

          The Company has had no substantive discussions with the lender since its notification to the lender of the Company's violation of certain loan covenants. However the Company remains in non-compliance with these loan covenants. Accordingly, should the lender notify the Company and declare the loan in default the lender could call the note or require that the note be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. There can be no assurance that approval of the Federal Reserve Bank (see note 5 (Certain Regulatory Matters)) could be obtained for restructuring the note or obtaining other financing to pay off the note. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------


          Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that, if not properly addressed and corrected, could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum cover capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has reviewed a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. Management of the Company and the Bank believe that while the Bank is not in full compliance with the provisions of the Memorandum, they believe that the Bank is in substantial compliance with the provisions of the Memorandum.

          An off-site review of the Company, dated September 17, 2002, by the Federal Reserve Bank of Atlanta resulted in the Company agreeing to adopt a Board of Directors resolution which, among other things, prohibits the Company from incurring additional debt or restructuring existing indebtedness, reducing capital by acquisition of Treasury shares, or paying dividends to shareholders without the prior approval of the Federal Reserve Bank.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                  As of And For The Three And Nine Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)


                                                   Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                             ------------------------------  -------------------------------

                                                  2002              2001             2002            2001
                                                  ----              ----             ----            ----

Net income                                  $   247,140      $   241,769      $   289,942      $  522,050
Per common share data:

  Net income per weighted
    average common share                    $      0.46      $      0.40      $      0.54      $     0.97

  Book value                                $     12.60      $     11.44      $     12.60      $    11.44

Ratios:
  Return on average assets                         0.89%            0.74%            0.34%           0.59%

  Return on average common equity                 15.03%           14.34%            5.98%          12.12%

  Net interest margin (taxable equivalent
    basis)                                         4.83%            3.97%            4.88%           3.86%

  Expense ratio                                    3.28%            2.76%            3.43%           2.73%

  Allowance for losses on loans / loans            1.51%            1.25%            1.51%           1.25%

  Non-performing loans / loans                     2.83%            2.20%            2.83%           2.20%

  Non-performing assets / loans and
  foreclosed properties                            3.85%            3.54%            3.85%           3.54%

  Shareholders' equity / total assets              6.10%            5.38%            6.10%           5.38%

  Leverage ratio (tangible capital /
    tangible average assets)                       5.63%            5.08%            5.56%           4.99%




                                       12


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As Of and for the  Three  and Nine  Months  Ended  September  30,  2002 and 2001
--------------------------------------------------------------------------------

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2001 Annual Report, the interim unaudited consolidated financial statements and notes for the three months and nine months ended September 30, 2002, included elsewhere herein, and the supplemental financial data included herein.

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

SUMMARY

The Company reported net income for the third quarter of $247,140, or $0.46 per common share, compared to income of $214,769, or $0.40 for the same period a year ago. Our returns on average assets and average common equity were 0.89% and 15.03%, respectively, for the quarter compared to 0.74% and 14.34% for the same period last year.

FINANCIAL CONDITION

Earning  Assets.
Average earning assets for the nine months ended September 30, 2002 totaled $104,737,000 which represents 93.82% of average total assets. Earning assets totaled $102,185,000 at September 30, 2002. Average earning assets for the nine months ended September 30, 2001 totaled $109,838,000, which represented 92.73% of average total assets. Earning assets totaled $104,876,000 at September 30, 2001.

Loan Portfolio.
The Company's average loans for the nine months ended September 30, 2002 were $70,726,000 and for the nine months ended September 30, 2001 were $75,263,000. The Company's average loans for the quarter ended September 30, 2002 were $69,074,000 and were $76,100,000 for the quarter ended September 30, 2001. The balance in total loans at September 30, 2002 was $68,330,000 and at September 30, 2001 was $74,999,000.

Investment  Portfolio.
The Company's investment securities portfolio averaged $29,541,000 for the nine months ended September 30, 2002 and $28,548,000 for the nine months ended September 30, 2001. The Company's investment securities portfolio averaged $30,187,000 for the quarter ended September 30, 2002 and averaged $26,271,000 for the quarter ended September 30, 2001. The portfolio totaled $29,990,000 at September 30, 2002 and $26,214,000 at September 30, 2001.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Available for Sale" and "Held to Maturity." The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At September 30, 2002 there was a net unrealized gain in the Available for Sale securities of $661,000 and there was a net unrealized gain of $198,000 at September 30, 2001.

Deposits.
The Company's average deposits were $103,815,000 for the nine months ended September 30, 2002. This included average non-interest bearing deposits of $12,235,000, average certificates of deposit of $64,271,000, average savings deposits of $7,136,000 and average interest bearing transaction accounts of $20,173,000.

The Company's average deposits for the nine months ended September 30, 2001 were $107,981,000. This included average non-interest bearing deposits of $111,244,000, average certificates of deposit of $68,877,000, average savings deposits of $5,136,000 and average interest bearing transaction accounts of $22,724,000.

Deposits at September 30, 2002 totaled $100,851,000 and totaled $104,147,000 at September 30, 2001.

Securities Sold Under Repurchase Agreements.
The Company's average balance of securities sold under repurchase agreements for the nine months ended September 30, 2002 was $1,307,000 and the average was $982,000 for the nine months ended September 30, 2001. The total outstanding under these agreements at September 30, 2002 was $1,462,000 and the total outstanding at September 30, 2001 was $1,023,000.

Note Payable.
The Company's long-term debt consists of a single note payable in the amount of $1,810,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30, 2002 the rate on the note was 3.7625% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter. Interest expense for the nine months ended September 30, 2002 totaled $54,000. The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company. The Company is in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

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

The Company has had no substantive discussions with the lender since its notification to the lender of the Company's violation of certain loan covenants. However the Company remains in non-compliance with these loan covenants. Accordingly, should the lender notify the Company and declare the loan in default the lender could call the note or require that the note be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. There can be no assurance that approval of the Federal Reserve Bank (see note 5 (Certain Regulatory Matters)) could be obtained for restructuring the note or obtaining other financing to pay off the note. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

Capital Resources.
Shareholder's equity totaled $6,792,000 as of September 30, 2002. This included $5,000 of common stock, $1,917,000 of additional paid-in capital, $4,460,000 of retained earnings and accumulated other comprehensive income consisting of an unrealized gain on Securities Available for Sale, net of deferred taxes, of $410,000.

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

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment securities. Additional sources of liquidity are loan repayments and possible prepayments from the mortgage backed securities in the investment portfolio. At September 30, 2002 and 2001, the Company had investments in federal funds of $4,900,000 and $4,600,000, respectively.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Additional sources of liquidity are Federal Home Loan Bank Advances, federal funds purchased, and securities sold under repurchase agreements. The Company has an agreement with the Federal Home Loan Bank whereby the Company may borrower up to an amount, $6,000,000 at September 30, 2002, established by the Federal Home Loan Bank. The Company is required to maintain eligible collateral, consisting of first mortgages on one-to-four residential properties, representing 150 percent of the current outstanding balance of all advances. There were no advances outstanding at September 30, 2002 and 2001. At September 30, 2002, the Company had $2,500,000 of federal funds purchase lines available at three correspondent banks. There were no federal funds purchased at September 30, 2002 and 2001. The Company has agreements with customers, who must meet certain criteria established by the Company, whereby the Company sells the customer investment securities under agreements to repurchase the securities. The securities underlying the agreements are maintained under the Company's control. The outstanding balance under these agreements was $1,462,000 and $1,023,000 at September 30, 2002 and 2001, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net  Interest  Income.
Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense incurred on interest bearing deposits and other borrowed funds. The following discussion is based on a fully taxable equivalent basis.

Net  interest  income for the nine  months  ended  September  30,  2002  totaled
$3,564,000. This was a result of interest income of $5,474,000 and interest expense of $1,910,000. Interest and fee income on loans totaled $4,377,000, interest income on the investment portfolio totaled $1,044,000, and interest income on federal funds sold totaled $53,000. Interest expense included $1,538,000 on certificates of deposit, $194,000 on interest bearing transaction accounts, $88,000 on savings accounts, $36,000 on securities sold under repurchase agreements, $54,000 on the note payable.

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

Net interest income for the three months ended September 30, 2002 totaled $1,207,000. This was a result of interest income of $1,770,000 and interest expense of $563,000. Interest and fee income on loans totaled $1,400,000, interest income on the investment portfolio totaled $355,000, and interest income on federal funds sold totaled $15,000. Interest expense included $442,000 on certificates of deposit, $62,000 on interest bearing transaction accounts, $30,000 on savings accounts, $12,000 on securities sold under repurchase agreements, and $17,000 on the note payable.

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

The net interest margin for the nine months ended September 30, 2002 was 4.88%. The net cost of funds, defined as interest expense divided by average earning assets was 2.43% and the yield on earning assets was 7.31% for the nine months ended September 30, 2002. The net interest margin for the nine months ended September 30, 2001 was 3.86%. The net cost of funds for the nine months ended September 30, 2001 was 4.65% and the yield on earning assets was 8.51%. The decrease in interest rates during the first nine months of 2002 had a positive impact on the Company's net interest margin. It is anticipated that the impact will lessen as rate sensitive assets re-price at lower rates.

The net interest margin for the three months ended September 30, 2002 was 4.83%. The net cost of funds, defined as interest expense divided by average earning assets was 2.19% and the yield on earning assets was 7.02% for the three months ended September 30, 2002. The net interest margin for the three months ended September 30, 2001 was 3.97%. The net cost of funds for the three months ended September 30, 2001 was 4.33% and the yield on earning assets was 8.30%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate incurred on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest rate margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discourage investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the nine months ended September 30, 2002 was 4.62% and it was 3.41% for the nine months ended September 30, 2001. The interest rate spread for the three months ended September 30, 2002 was 4.58% and it was 3.61% for the three months ended September 30, 2001.

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

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $50,000 for the three months ended September 30, 2002. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for possible loan losses.

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

The allowance for loan losses at September 30, 2002 was 1.51% of loans and approximately 39% of non-performing assets. Management believes that the $1,035,000 at September 30, 2002 in the allowance for possible loan losses is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-Performing  Assets.
Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual and loans past due more than 90 days and still accruing interest. Non-performing assets at September 30, 2002 were $2,662,000, or 3.85% of loans and foreclosed properties. Non-performing assets at September 30, 2002 consisted of non-accrual loans of $812,000, loans past due 90 days and still accruing interest of $1,121,000 and foreclosed real estate of $729,000. Non-performing assets at September 30, 2001 were $2,689,000, or 3.54% of loans and foreclosed assets. Non-performing assets at September 30, 2001 consisted of non-accrual loans of $476,000 loans past due 90 days and still accruing interest of $1,171,000 and foreclosed real estate of $1,042,000. The majority of non-performing assets is primarily attributable to commercial real estate and real estate construction loans in which management does not anticipate incurring material losses. Senior management has strengthened the underwriting criteria for real estate construction and commercial real estate lending in order to decrease the risk associated with these types of loans.

Non-Interest  Income.
Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and securities gains and losses. Total non-interest income was $336,000 for the nine months ended September 30, 2002. This included $171,000 from service charges on deposit accounts, $85,000 from other service charges and fees, $39,000 of securities gains, and $41,000 of other non-interest income.


Total non-interest income for the nine months ended September 30, 2001 was $262,000. This included $130,000 from service charges on deposit accounts, $79,000 from other service charges and fees, $12,000 of securities gains, and $41,000 of other non-interest income.

Total non-interest income was $130,000 for the three months ended September 30, 2002. This included $77,000 from service charges on deposit accounts, $29,000 from other service charges and fees, and $24,000 of other non- interest income.

Total non-interest income for the three months ended September 30, 2001 was $87,000. This included $36,000 from service charges on deposit accounts, $26,000 from other service charges and fees, $2,000 of securities gains, and $23,000 of other non-interest income.

The increase in total non-interest income is mainly attributable to an increase in service charges on deposit accounts.

Non-Interest  Expense.
Non-interest expense for the nine months ended September 30, 2002 was $2,900,000. This consisted of $1,379,000 of salaries and employee benefits, $211,000 of occupancy expenses, $300,000 of furniture and equipment expense, and $1,010,000 of other non-interest expenses. Other non-interest expenses include advertising, supplies and printing, telephone, postage, and legal and accounting fees.

Non-interest expense for the nine months ended September 30, 2001 was $2,422,000. This consisted of $1,311,000 of salaries and employee benefits, $214,000 of occupancy expenses, $271,000 of furniture and equipment expense, and $626,000 of other non-interest expenses. Other non-interest expenses include advertising, supplies and printing, telephone, postage, and legal and accounting fees.

Non-interest expense for the three months ended September 30, 2002 was $915,000. This consisted of $469,000 of salaries and employee benefits, $62,000 of occupancy expenses, $105,000 of furniture and equipment expense, and $279,000 of other non-interest expenses.

Non-interest expense for the three months ended September 30, 2001 was $803,000. This consisted of $436,000 of salaries and employee benefits, $65,000 of occupancy expenses, $104,000 of furniture and equipment expense, and $198,000 of other non-interest expenses.

The increase in total non-interest expense is primarily associated with the write down in the carrying value of other real estate owned of $222,000.

Income Taxes.
For the nine months ended September 30, 2002, the Company incurred income tax expense of $116,000. For the nine months ended September 30, 2001, the Company incurred income tax expense of $294,000. Approximately $170,000 of income earned for the nine months ended September 30, 2002 is exempt from federal income taxes. Approximately $88,000 of the income earned during the nine months ended September 30, 2001 is exempt from federal income taxes.

For the three months ended September 30, 2002, the Company incurred income tax expense of $125,000. For the three months ended September 30, 2001, the Company incurred income tax expense of $123,000. Approximately $69,000 of income earned for the three months ended September 30, 2002 is exempt from federal income taxes. Approximately $30,000 of the income earned during the three months ended September 30, 2001 is exempt from federal income taxes.

RETURN ON ASSETS AND EQUITY

Return on assets (annualized net income divided by average total assets) for the nine months ended September 30, 2002 was 0.34%. Return on assets for the nine months ended September 30, 2001 was 0.59%. Return on assets for the three months ended September 30, 2002 was 0.89% and it was 0.74% for the three months ended September 30, 2001.

Return on equity (annualized net income divided by average equity) for the nine months ended September 30, 2002 was 5.98% and it was 12.12% for the nine months ended September 30, 2001. Return on equity for the three months ended September 30, 2002 was 15.03% and it was 14.34% for the three months ended September 30, 2001.

Equity to assets (average equity divided by average total assets) was 6.10% for the nine months ended September 30, 2002 and it was 5.38% for the nine months ended September 30, 2001. Equity to assets for the three months ended September 30, 2002 was 6.10% and it was 5.38% for the three months ended September 30, 2001.

The dividend payout ratio (dividends declared divided by net income) for the nine months ended September 30, 2002 was 18.59%. The dividend payout ratio for the nine months ended September 30, 2001 was 14.45%. No dividends were declared during the three months ended September 30, 2002 and 2001 and, accordingly, no dividend payout ratio is presented for those quarters.

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

Item 3.    Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and its Vice President and Cashier have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and the Vice President and Cashier have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION



Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 23.1      Consent of Welch & Associates

              Exhibit 99.1 Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reed
                                D. Matney, the President of Volunteer Bancorp, Inc. on November 14, 2002.

              Exhibit 99.2 Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Greg Oliver, Vice President and Cashier of Volunteer Bancorp, Inc. on November 14, 2002.


          (b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VOLUNTEER BANCORP, INC.
                                         (Registrant)


Date: November 14, 2002                  /s/ Reed D. Matney
                                         ---------------------------------------
                                         Reed D. Matney, President



Date: November 14, 2002                 /s/ Greg Oliver
                                        ----------------------------------------
                                         Greg Oliver, Vice President and Cashier

                           CERTIFICATION OF PRESIDENT
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Reed D. Matney, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Volunteer Bancorp, Inc. ("Volunteer");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all amterial respects the financial condition, results of operations and cash flows of Volunteer as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                           /s/ Reed D. Matney
                                                  ------------------------------
                                                  Reed D. Matney
                                                  President

                   Certification of Vice President and Cashier
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Greg Oliver, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Volunteer Bancorp, Inc. ("Volunteer");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Volunteer as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certfying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                          /s/ Greg Oliver
                                                  ------------------------------
                                                  Greg Oliver
                                                  Vice President and Cashier

                                                                    Exhibit 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the use of our report, dated November 7, 2002, included in this Quarterly Report on form 10-QSB for the Quarter Ended September 30, 2002.




/s/ Welch & Associates, Ltd.

Welch & Associates, Ltd.
Nashville, Tennessee
November 7, 2002

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

     This Certification is signed on November 14, 2002.





                                 /s/ Reed D. Matney
                                 -----------------------------------------------
                                 Reed D. Matney
                                 President

                                                                    Exhibit 99.2

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of Volunteer Bancorp, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Greg Oliver, the Vice President and Cashier of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on November 14, 2002.




                                 /s/ Greg Oliver
                                ------------------------------------------------
                                 Greg Oliver
                                 Vice President and Cashier