Form 10KSB
period 2002-12-31
VOLUNTEER BANCORP INC
filed 2003-03-28
CIK 947440

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[   ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                        Commission file number 000-22473

                             VOLUNTEER BANCORP, INC.
                 (Name of small business issuer in its charter)

                  TENNESSEE                               62-1271025
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
corporation or organization)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the twelve months ended December 31, 2002 were $7,658,504.


         The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 17, 2003 is approximately $4.9 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 17, 2003, Common Stock, $.01 par value, 539,027.

                    Documents Incorporated by Reference: None

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY

Volunteer Bancorp, Inc. is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. Volunteer, with consolidated total assets of approximately $111 million at December 31, 2002, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee, and we conduct operations through our subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the state of Tennessee in April 1906. We do not engage in any activities other than acting as a bank holding company for the Bank. We believe we can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

NET INTEREST INCOME

The following table sets forth weighted average yields earned by Volunteer on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:


                                                       2002                                           2001
(Fully taxable equivalent)                           Interest      Average                          Interest     Average
(Dollars in thousands except             Average      Income/      Yields/              Average      Income/     Yields/
for per share data)                      Balance      Expense       Rate                Balance      Expense       Rate
                                         -------      -------       ----                -------      -------       ----

Assets:

Interest-earning assets:

Loans net of unearned income             $69,672       $5,711        8.20%             $ 74,989       $7,137       9.52%
U.S. Treasury and other U.S.
  government agencies                     23,468        1,117        4.76%               24,585        1,468       5.97%
States and municipalities                  5,541          367        6.62%                2,889          190       6.58%
FHLB stock                                   361           16        4.43%                  341           23       6.74%
Federal funds sold                         4,924           74        1.50%                6,056          234       3.86%
                                           -----           --                             -----          ---
    Total interest-earning
      assets/interest income             103,966        7,285        7.01%              108,860        9,052       8.32%
                                         -------        -----                           -------        -----
Cash and due from banks                    2,936                                          2,953
Other assets                               6,250                                          6,626
Allowance for loan losses                   (995)                                          (971)
                                           -----                                          -----
    Total                               $112,157                                       $117,468
                                        ========                                       ========

Liabilities and stockholders'
  equity:

Interest-bearing liabilities:

Demand deposits                         $ 19,303          239        1.24%            $  21,541       $  644                2.99%
Savings                                    7,096          106        1.49%                5,477          135       2.46%
Individual retirement accounts             8,768          284        3.24%                8,829          471       5.33%
Time certificates                         53,857        1,694        3.15%               59,843        3,331       5.57%
FHLB advances                                  0            0        0.00%                  162            7       4.32%
Securities sold under repurchase           1,749           50        2.86%                  992           53       5.34%
Note payable                               1,841           71        3.86%                2,186          139       6.36%
                                           -----        -----                             -----       ------
  Total interest-bearing
    liabilities/interest expense          92,614        2,444        2.64%               99,030        4,780       4.83%
                                          ------        -----                            ------        -----
Non-interest bearing demand
  deposits                                12,276                                         11,328
Other liabilities                            677                                          1,510
Stockholders' equity                       6,590                                          5,600
                                          ------                                         ------
  Total                                 $112,157                                       $117,468
                                        ========                                       ========
Net interest earnings                                  $4,841                                         $4,272
                                                       ------                                         ------
Net interest on interest earning
  assets                                                             4.66%                                         3.92%
                                                                     -----                                         -----

Return on average assets                   0.34%                                          0.53%
Return on average equity                   5.87%                                         11.19%
Cash dividends declared                 $ 53,903                                       $ 75,464
Dividend payout ratio                     13.94%                                         12.04%
Net income                              $386,577                                       $626,659



The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:


                                                December 31,                                          December 31,
                                                    2002                                                  2001
                                                   versus                                                versus
                                                December 31,                                          December 31,
                                                    2001                                                  2000
                                            Increases (decreases)                                Increases (decreases)
(Dollars in Thousands)                       Change Due To: (1)                                    Change Due To: (1)
                                      Volume       Rate          Total                     Volume      Rate       Total

Increase (decrease) in:
Loans net of unearned income            $ (460)    $   (966)     $ (1,426)              $    297      $ (316)    $ (19)
U.S. Treasury and other U.S.
  Government agencies                      (56)        (295)         (351)                   146        (105)       41
States and municipalities                  175            2           177                    (99)          3       (96)
FHLB stock                                   1           (8)           (7)                     2          (2)        0
Federal funds sold                         (23)        (137)         (160)                   183        (124)       59

Total interest income                   $ (363)    $ (1,404)     $ (1,767)              $    529      $ (544)    $ (15)


Increase (decrease) in:
Demand deposits                         $  (34)    $   (371) $       (405)              $     50      $ (258)    $(208)
Savings                                     31          (60)          (29)                    21         (28)       (7)
Individual retirement accounts              (2)        (185)         (187)                     1         (34)      (33)
Time certificates                         (215)      (1,422)       (1,637)                   243        (167)       76
FHLB advances                               34          (37)           (3)                     1          (3)       (2)
Securities sold under repurchase           (16)         (52)          (68)                   (12)         (3)      (15)
Note payable                               (19)          (9)          (28)                   (23)        (50)      (73)

Total interest expense                  $ (221)    $ (2,136) $     (2,357)              $    281      $ (543)    $(262)

Increase (decrease) in
  net interest income                   $ (142)    $    732  $        590               $    248      $   (1)    $ 247


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

The asset/liability committee, which consists of Reed D. Matney, Jim Friddell and other officers, is charged with monitoring the liquidity and funds position of Volunteer. The Committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

We currently utilize the asset/liability modeling services of First Tennessee Financial Corporation, with which we simulate operations and subsequently develop policies regarding permitted gap positions, permitted risks in deviations from budget earnings and liquidity. We apply the system quarterly using rate fluctuations of +/-2%.

At December 31, 2002, we had a negative cumulative repricing gap within one year of approximately $29.4 million, or approximately 29.03% of total earning assets. This negative repricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

The following table represents an interest sensitivity profile for Volunteer as of December 31, 2002 and 2001. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.



                                                               December 31, 2002
                                           ----------------------------------------------------
                                                       After 3  After 12
                                                       months    months
                                          Within     Within 12  Within 5     After
                                         3 months     months     years      5 years     Total
                                         --------    ---------  --------    -------     -----
(Dollars in thousands)

Earning assets:

Loans                                     $19,426     $18,321    $16,443     $13,935    $68,125
Investment securities:
   Available for sale                         576         543      8,729      16,087     25,935
   Held to maturity                                                            1,053      1,053
Equity securities                           1,831                                         1,831

Federal funds sold                          4,450                                         4,450
                                            -----     -------    -------     -------   --------
    Total earning assets                  $26,283     $18,864    $25,172     $31,075   $101,394
                                          =======     =======    =======     =======   ========

Interest-bearing liabilities:

Interest-bearing deposits                 $47,322     $23,161    $17,315                $87,798
Securities sold under
  repurchase agreements                     2,289                                         2,289

Long-term debt                              1,810                                         1,810
                                            -----     -------    -------     -------    -------
  Total interest-bearing liabilities      $51,421     $23,161    $17,315          $0    $91,897
                                          =======     =======    =======      ======    =======

Net repricing gap                       ($25,138)    ($4,297)     $7,857     $31,075     $9,497
                                        ---------    --------     ------     -------     ------
Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                (24.79)%     (4.24)%      7.75%      30.65%      9.37%
                                         --------   ---------  ---------      ------     ------
Cumulative gap                          ($25,138)   ($29,435)  ($21,578)      $9,497
                                        ---------   ---------  ---------      ------
Cumulative gap as a percentage of
  total earning assets                    (24.79)%    (29.03)%   (21.28)%      9.37%
                                        ---------   ---------  ---------      ------




                                                             December 31, 2001
                                       ------------------------------------------------------
                                                      After 3    After 12
                                          Within       months     months
                                                     Within 12   Within 5     After
                                         3 months      months     years      5 years     Total
                                         --------      ------     -----      -------     -----

(Dollars in thousands)
Earning assets:

Loans                                     $22,733      $16,073   $27,656     $ 6,604   $ 73,066
Investment securities:
   Available for sale                       2,849          523     5,705      16,535     25,612
   Held to maturity                                                  584          43        627
FHLB stock                                    355                                           355
Federal funds sold                          6,275                                         6,275
                                           ------      -------   -------     -------   --------
    Total earning assets                  $32,212      $16,596   $33,945     $23,182   $105,935
                                          =======      =======   =======     =======   ========
Interest-bearing liabilities:
Interest-bearing deposits                 $53,637      $33,725   $ 5,213               $ 92,575
Securities sold under
   repurchase agreements                    1,110                                         1,110
Long-term debt                              2,170                                         2,170
                                            -----      -------   -------     -------   --------
  Total interest-bearing liabilities      $56,917      $33,725   $ 5,213     $     0   $ 95,855
                                          =======      =======   =======     =======   ========
Net repricing gap                        ($24,705)    ($17,129)  $28,732     $23,182   $ 10,080
                                         ---------    ---------  -------     -------    -------
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets                  (23.32)%     (16.17)%   27.12%      21.88%      9.52%
                                         ---------    ---------   -------     -------    -------
Cumulative gap                           ($24,705)    ($41,834) ($13,102)    $10,080
                                         ---------    --------- ---------    -------
Cumulative gap as a percentage of
  total earning assets                    (23.32)%      (39.49)%  (12.37)%      9.52%
                                         --------      --------  --------    -------



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

DEPOSITS

Our primary source of funds is interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2002 and 2001.


                                                                           December 31
                                                                     -----------------------
                                                                     2002               2001
                                                                     ----               ----

Non interest-bearing deposits:
Individuals, partnerships and corporations                         $11,036           $ 10,604
U.S. Government and states and political subdivisions                  716                106
Commercial banks and other depository institutions                      63                133
Certified and official checks                                          345                492
                                                                   -------           --------
  Total non-interest bearing deposits                               12,160             11,335
                                                                   -------           --------

Interest-bearing deposits:
Interest-bearing demand accounts                                    20,791             18,455
Savings accounts                                                     7,062              6,112
Individual retirement accounts                                       2,405              2,204
Certificates of deposit, less than $100,000                         40,421             45,548
Certificates of deposit, greater than $100,000                      17,119             20,256
                                                                   -------           --------
  Total interest-bearing deposits                                   87,798             92,575
                                                                   -------           --------

  Total deposits                                                   $99,958           $103,910
                                                                   =======           ========



The following table presents a breakdown by category of the average amounts of deposits and the weighted average rate paid on deposits for the periods indicated:


                                                                           December 31,
                                                   --------------------------------------------------------
                                                             2002                            2001
                                                   ------------------------        ------------------------
Non-interest bearing deposits                     $ 12,276                         $ 11,328
Savings deposits                                     7,096            1.49%           5,477           2.46%
Individual retirement accounts                       8,768            3.24%           8,829           5.33%
Time deposits                                       53,857            3.15%          59,843           5.57%
Interest bearing demand deposits                    19,303            1.24%          21,541           2.99%
                                                  --------                         --------
  Total deposits                                  $101,300                         $107,018
                                                  ========                         ========

At December 31, 2002 and 2001, time deposits greater than $100,000 aggregated approximately $17 million and $20 million, respectively. The following table indicates, as of December 31, 2002 and 2001, the dollar amount of $100,000 or more deposits by time remaining until maturity:



                                    December 31, 2002                                December 31, 2001
                            ---------------------------------            ---------------------------------------
                                               1 year                                        1 year
                           3 Months  3 to 12   through                   3 Months  3 to 12   through
                            or less   Months   5 years  Total            or less    Months   5 years      Total
                            -------   ------   -------  -----            -------    ------   -------      ------
(In thousands)

Time certificates           $2,948    6,785   7,386   $17,119            $5,927     12,905    1,424       $20,256


ASSETS

Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 2002 and 2001.



                                                       December 31,
                                                 2002            2001
                                                 ----            ----
(In thousands)
Investment securities:
  Available for sale
    U.S. Government and agencies              $ 19,392         $ 21,948
    Obligations of states and political
      subdivisions                               6,543            3,664
    FHLB stock                                     371              355
    FNMA preferred stock                         1,460
                                              --------         --------
      Total available for sale                  27,766           25,967
  Held to maturity                               1,053              627
Federal funds sold                               4,450            6,275
Loans:
  Real estate                                   50,702           46,552
  Commercial and other                          17,423           26,514
                                              --------         --------
    Total loans                                 68,125           73,066
Interest earning assets                       $101,394         $105,935
                                              ========         ========


INVESTMENT PORTFOLIO

At year end 2002, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 100.00% of the investment portfolio.

The following table sets forth the composition of the carrying value of our investment portfolio at December 31, 2002 and 2001:


                                                         December 31,
                                                  -------------------------
                                                     2002              2001
                                                     ----              ----
(In thousands)
Held to maturity:
Obligations of U.S. Government
  agencies                                         $ 1,053          $   627
                                                   -------          -------



Available for sale:
U.S. Treasury securities                           $   515          $   523
Obligations of U.S. Government
  agencies                                          18,877           21,425
Obligations of states and
  political subdivisions                             6,543            3,664
FNMA preferred stock                                 1,460                0
FHLB stock                                             371              355
                                                   -------          -------

                                                   $27,766          $25,967
                                                   =======          =======

The following table presents the maturity distribution of the amortized cost and estimated market value of the Volunteer's debt securities at December 31, 2002 and 2001. The weighted average yields on these instruments are presented based on final maturity. Yields on states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.



                                              December 31, 2002                     December 31, 2001
                                        -------------------------------     ---------------------------------
                                                   Estimated   Weighted                 Estimated    Weighted
                                      Amortized     Market      Average     Amortized     Market     Average
                                        Cost         Value       Yield         Cost       Value       Yield
                                        ----        ------       -----         ----       -----       -----

(Dollars in thousands)
Held to maturity:
  Obligations of U.S. Government
    agencies:
    Due after 1 year but within
      5 years                                                               $   585     $   583
    Due after 5 years but within
     10 years                         $     6      $     7                        8           9
    Due after 10 years                  1,047        1,047                       34          35
                                      -------        -----                       --          --
      Total                           $ 1,053      $ 1,054      4.82%       $   627     $   627       3.28%
                                      -------       ------                  -------     -------

Available for sale:
--------- --- -----
  U.S. Securities:
    Due within 1 year                     501          515
    Due after 1 year but within
      5 years                                                                   502         523
                                                                               ----        ----
      Total                               501          515      5.44%           502         523       5.47%
                                          ---          ---                      ---         ---
  Obligations of U.S. Government
    agencies:
    Due within 1 year                      38           38                       36          36
    Due after 1 year but within
      5 years                           6,113        6,213                    4,605       4,556
    Due after 5 years but within
      10 years                          6,775        6,912                   88,958       8,952
    Due after 10 years                  5,545        5,714                    7,895       7,881
                                        -----        -----                    -----       -----
       Total                           18,471       18,877      4.68%        21,431      21,425       5.21%
                                       ------       ------                   ------      ------
  Obligations of states and
      political subdivisions
    Due after 1 year but within
      5 years                             495          515                    1,231       1,250
      Due after 5 years but within
        10 years                        2,365        2,414                    1,585       1,563
    Due after 10 years                  3,516        3,614                      887         851
                                        -----        -----                      ---         ---
        Total                           6,376        6,543      5.92%         3,703       3,664       4.30%
                                        -----        -----                    -----       -----

Total                                 $25,348      $25,935      4.87%       $25,636     $25,612       5.04%
                                      =======      =======      =====       =======     =======

Equity securities with
  No stated maturity:
     FHLB stock                       $   371      $   371                  $   355     $   355
    FNMA stock                          1,475        1,460                        0           0
                                      -------      -------                  -------     -------

                                      $ 1,846      $ 1,831      4.55%       $   355     $   355       6.74%
                                      =======      =======                  =======     =======


INVESTMENT POLICY

The objective of our investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various public entities with their financing needs. Reed D. Matney is authorized to execute security transactions for the investment portfolio based on the decisions of the investment committee. The investment committee, which consists of the President and Chief Executive Officer, the Executive Vice President and the Senior Vice President, has full authority over the investment portfolio and makes decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting, and the entire portfolio is reviewed on a semi-annual basis. The investment policy allows portfolio holdings to include short-term securities purchased to provide Volunteer needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

Our investment securities portfolio of $28,818,746 at December 31, 2002, consisted of $1,052,991 of securities held to maturity, which are carried at amortized cost and $27,765,755 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $596,270 and unrealized losses were $19,431. Our investment securities portfolio of $26,593,781 at December 31, 2001, consisted of $626,859 of securities held to maturity, which are carried at amortized cost and $25,966,922 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $142,971 and unrealized losses were $166,745.

As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $1,430 at December 31, 2002, compared to $1,597 unrealized gains and $1,867 unrealized losses at year end December 31, 2001.

LOAN PORTFOLIO

Total loans of $68,125,000 at December 31, 2002, reflected a decrease of $4,941,000 compared to total loans for the year ended December 31, 2001. Residential real estate loans, which historically have had low loss experience, increased $2,371,000 or 8.14%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $1,779,000 or 6.0%. Commercial and industrial loans and agricultural loans decreased by $3,924,000 or 34.95%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans decreased by $5,322,000, or 34.90%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hawkins and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions.

The following table sets forth the composition of Volunteer's loan portfolio as December 31, 2002 and 2001.



                                                            December 31,
                                                      --------------------------
(In thousands)                                         2002                2001
                                                       ----                ----
Real estate loans:
  Construction and land development                  $ 2,647            $ 4,296
  Secured by farmland and improvements                 1,403              1,491
  Secured by residential properties                   31,482             29,111
  Commercial real estate loans                        15,170             11,654
                                                     -------            -------
    Total real estate loans                           50,702             46,552
Loans to farmers                                       1,413              1,862
Commercial and industrial loans                        5,889              9,364
Installment loans                                      7,725             11,923
Other consumer loans                                   2,233              3,357
All other loans                                          163                  8
                                                     -------            -------
    Total loans                                      $68,125            $73,066
                                                     =======            =======

The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of Volunteer's loan portfolio that matures after one year.



                                                                      December 31, 2002
                                               --------------------------------------------------------------
                                                                       Maturity Range
                                               --------------------------------------------------------------
                                                  One Year          One Through          Over
                                                  or Less            Five Years       Five Years         Total
(In thousands)
Real estate construction loans                      $ 2,278           $    14         $   355          $ 2,647
Real estate mortgage loans                           11,839            11,164          25,052           48,055
Commercial and industrial loans                       4,663             1,011             215            5,889
Agricultural loans                                    1,101               312                            1,413
All other loans                                       2,745             6,891             485           10,121
                                                    -------           -------         -------          -------
  Total loans                                       $22,626           $19,392         $26,107          $68,125
                                                    =======           =======         =======          =======

The sensitivity to interest rate changes of that portion of Volunteer's loan portfolio that matures after one year is set below:

Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 2002 (in thousands);

Fixed rate                                                $ 20,678
Floating rate                                               17,445
                                                          --------
                                                            38,123
                                                          ========
Other loans maturing after one year:
Fixed rate                                                $  7,356
Floating rate                                                   20
                                                          --------
                                                             7,376
  Total loans maturing after one year                     $ 45,499
                                                          ========

LOAN POLICY

All of our lending activities are under the direct supervision and control of the Executive Vice President and Senior Credit Officer and the Board loan committee, which consists of eight directors. The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. Our established maximum loan volume to deposits is 85%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 90% of the appraised value or purchase cost of the real estate for no more than a thirty-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

The board of directors at its regularly scheduled meetings reviews all new loans in excess of $100,000 made the preceding month. Loans which are 30 days or more past due are reviewed monthly.

Management periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. Volunteer's policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. Management defines "in the process of collection" as that point where the customer has agreed to an accelerated repayment plan to bring the loan current, which definition is in accordance with generally accepted accounting principles ("GAAP") but is not in accordance with such definition as contained in Banking Bulletin 91-19. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the management, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

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

The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. It is Volunteer's policy to charge off any consumer installment loan which is past due 90 days or more.

In addition, mortgage loans secured by real estate are placed on nonaccrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted. Any accrued interest receivable remains an obligation of the borrower, except in those cases when the loan to value ratio is more than adequate to recover accrued principal and interest.

Our underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. We require our loan officers and loan committee to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or committee must determine that the borrower is basically creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as Volunteer's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require us to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve, however, is determined by management based on formulas and techniques applied by the Bank's regulatory agencies. The reserve for loan losses was $1,110,481 at year end 2002, or 1.63% of loans outstanding, net of unearned income, compared to $908,016 or 1.24% at year end 2001.

RESERVE FOR LOAN LOSSES

The following table presents the data related to Volunteer's reserve for loan losses for the years ended December 31, 2002 and 2001:

                                                            December 31,
                                                        -------------------
                                                        2002            2001
                                                        ----            ----
(In thousands)

Balance at beginning of period                       $  908           $  986
Charge offs:
  Commercial, financial and agricultural               (174)             (32)
  Real estate mortgage                                  (90)             (64)
  Installment loans to individuals                     (371)            (271)
                                                     ------           ------
                                                       (635)            (367)
                                                     ------           ------

Recoveries:
  Commercial, financial and agricultural                  7
  Real estate mortgage                                                     4
  Installment loans to individuals                       35               20
                                                     ------           ------
                                                         42               24
                                                     ------           ------
Net charge offs                                        (593)            (343)
                                                     ------           ------
Additions charged to operations                         795              265
                                                     ------           ------
Balance at end of period                             $1,110           $  908
                                                     ------           ------
Ratio of net charge offs during the period to
  average loans outstanding during the period          0.85%            0.46%
                                                     ------           ------
Average allowance for loan losses to average
  total loans                                          1.43%            1.29%
                                                     ------           ------

At December 31, 2002 and 2001, the allowance for loan losses was allocated as follows:
(In thousands)

                                                        December 31, 2002                 December 31, 2001
                                                        -------------------------------------------------------
                                                                 Percent of                         Percent of
                                                        Amount    category                 Amount    category
                                                        ------   ----------               -------   ----------
  Commercial, financial and agricultural               $  236      10.96%                   $ 62      15.36%
  Real estate mortgage                                    178      74.42%                    221      63.71%
  Installment loans to individuals                        696      14.62%                    625      20.93%
                                                       ------     -------                   ----      ------
                                                       $1,110     100.00%                   $908     100.00%
                                                       ------     -------                   ----     -------

The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio. Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

The following table sets forth information with respect to nonperforming loans of Volunteer on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on nonaccrual status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Non-performing assets (In thousands)

                                                                                      December 31
                                                                                ------------------------
                                                                                   2002           2001
                                                                                   ----           ----

Nonaccrual loans                                                                   $ 923        $  619
Restructured loans                                                                     -             -
Other loans past due 90 days or more to principal or interest payments             $ 673        $1,640
Non-performing loans as a percentage of net loans before allowance
  for loan losses                                                                   2.34%         3.09%
Allowance for loan losses as a percentage of nonperforming loans                   69.55%        40.19%

CAPITAL RESOURCES/LIQUIDITY

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

The following table sets forth liquidity ratios for the periods indicated:

                                                        2002            2001
                                                        ----            ----
Average loans to average deposits                      68.78%          70.07%


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

Our consolidated capital ratios are set forth below. See Note 12 to the Notes to Consolidated Financial Statements for Bank-only capital ratios.


                                               December 31        December 31
                                                   2002              2001
                                                   ----              ----

(Dollars in thousands)
Capital:
Tier I capital:
        Stockholders' common equity             $  6,834         $  6,132
        Accumulated comprehensive income            (355)              15
         Dissallowed intangibles                    (131)            (131)
                                                --------         --------
              Total Tier I capital                 6,348            6,016

Tier II capital:
        ALL                                          867              907
                                                --------         --------
                        Total capital           $  7,215         $  6,923
                                                --------         --------

Risk-adjusted assets                            $ 69,115         $ 72,575

Quarterly average assets                        $111,032         $114,415

Ratios:
Tier I capital to risk-adjusted assets              9.18%            8.29%
Tier II capital to risk-adjusted assets             1.25%            1.25%
Total capital to risk-adjusted assets              10.44%            9.54%
Leverage - Tier I capital to quarterly
  average assets less disallowed intangibles        5.72%            5.26%

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

The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

                                                                  Total Risk-Based    Tier I Risk-Based    Leverage
                                                                     Capital Ratio      Capital Ratio       Ratio
                                                                     -------------    -------------        ------------

Well-capitalized.....................................              10% or above        6% or above         5% or above
Adequately capitalized...............................               8% or above        4% or above         4% or above
Undercapitalized.....................................               Less than 8%       Less than 4%        Less than 4%
Significantly undercapitalized.......................               Less than 6%       Less than 3%        Less than 3%
Critically undercapitalized..........................                    --                 --             2% or less


On December 31, 2002, the Bank and Volunteer exceeded the regulatory minimums and qualified under the regulations as a well-capitalized institution and an adequately capitalized institution, respectively.

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

The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as the Department of Financial Institutions, Tennessee's state banking authority. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the type of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

As a result of certain findings in the Tennessee Department of Financial Institution's Report of Examination dated June 4, 2001, the Board of Directors of Bank entered into a Memorandum of Understanding (Memorandum), dated August 16, 2001, with the Commissioner of the Tennessee Department of Financial Institutions and the Memphis Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that if not properly addressed and corrected could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum cover capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has revised a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. Management of Volunteer and the Bank believe that the Bank is in substantial compliance with the provisions of the Memorandum.

As a result of certain findings in the Federal Reserve Bank's review of Volunteer as of September 17, 2002, Volunteer's Board of Directors adopted certain Board Resolutions as of October 31, 2002. Board Resolutions are recommendations of the Federal Reserve adopted by Volunteer's Board of Directors requesting that certain actions be taken to strengthen the financial condition of Volunteer and its subsidiary. The areas addressed in the Board Resolutions include restrictions on incurring additional debt, declaration and payment of dividends to Volunteer's shareholders, and certain capital transactions. Management of Volunteer believes that Volunteer is in substantial compliance with the provisions of the Resolutions.

PAYMENT OF DIVIDENDS

Volunteer is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of Volunteer, including cash flow to pay dividends on its stock or principal (premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to Volunteer, as well as by Volunteer to its shareholders.

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

TRANSACTIONS WITH AFFILIATES

There are various legal restrictions on the extent to which we can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank's purchases of or investments in the securities of and purchase of assets from Volunteer, a bank's loans or extensions of credit to third parties, collateralized by the securities or obligations of Volunteer, the issuance of guaranties, acceptances and letters of credit on behalf of Volunteer, and certain bank transactions with Volunteer, or with respect to which Volunteer acts as agent, participates or has a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to Volunteer or to any other affiliate in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to Volunteer or to such other affiliates. Also, extensions of credit and other transactions between the Bank and Volunteer or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, Volunteer and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC- insured depository institutions and are not directly applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

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

We believe that at December 31, 2002, the Bank was well capitalized under the criteria discussed above.

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

INTERSTATE ACT

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis
(i) bank holding company acquisitions commencing one year after enactment of banks (of a minimum age of up to five years as established by state law in any state), (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision,
(iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment. The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction. Regulations have not yet been issued under the Interstate Act. A bill has been enacted by the Tennessee legislature which repeals the Tennessee Reciprocal
Banking Act, amends the Tennessee Bank Structure Act of 1974, and amends Tennessee's bank branching laws by opting in to the Interstate Act. Management cannot predict the extent to which the business of Volunteer and the Bank may be affected.

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

The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of Volunteer and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the business of Volunteer and the Bank, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of Volunteer and the Bank subsidiaries may be affected thereby.

EMPLOYEES

At December 31, 2002, Volunteer had a total of 57 employees with 4 of those employed on a part-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank's main office is located at 210 East Main Street in Rogersville, Tennessee. The property consists of a masonry building with approximately 10,000 square feet, 7,500 square feet of which is used by the Bank. The Bank has a branch in Sneedville, Tennessee which is a masonry building of approximately 7,000 square feet, which is constructed on a half acre of land owned by the Bank. The Bank operates a third location as a branch in Church Hill. All facilities have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes. During 2002, the Bank acquired a building adjacent to its main office which is being utilized by the loan administration department on the first floor and as storage on the second floor.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is currently involved in litigation as the plaintiff in a suit against another financial institution involving a participation loan purchase from that financial institution. In the opinion of management, no material adverse effect on the financial position of Volunteer and the Bank is anticipated as a result of this litigation.

There are no other material pending legal proceedings to which Volunteer or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there other material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Volunteer, or any associate of any of the foregoing, is a party or has an interest adverse to Volunteer or the Bank.

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

There were 483 holders of record of the Common Stock as of March 17, 2003.

Payment of dividends is at the discretion of the board of directors but is presently subject to the approval of the Federal Reserve in accordance with the Board Resolutions adopted October 31, 2002. While we have paid dividends in recent years, the board of directors cannot predict when such dividends, if any, will be made. The payment of dividends, if any, shall at all times be subject to the payment of our expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to provide the reader with a concise description of our financial condition and changes therein and results of our operations and the Bank for the years ended December 31, 2002 and 2001.

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

RESULTS OF OPERATIONS

Net income for 2002 was $386,577 decreasing $240,082 compared with net income of $626,659 for 2001. Our return on average assets was 0.34% for 2002 or 64% the return on average assets of 0.53% for 2001. Our return on average equity decreased to 5.87% for 2002 compared with 11.19% for 2001.

Our net income for 2002 and 2001 were impacted by the following:

     -- The yield on average interest earnings assets was 7.01% for 2002 decreasing 131 basis points from 8.32% for 2001.

     -- Average earning assets decreased $4,894,000 to $103,966,000 for 2002 compared to $108,860,000 for 2001.

     -- Yield on average interest bearing liabilities decreased 219 basis points from 4.83% in 2001 to 2.64% for 2002.

     --   Average  interest   bearing   liabilities   decreased   $6,416,000  to
          $92,614,000 for 2002 compared to $99,030,000 for 2001.

     -- Average interest earning assets to average total assets increased slightly from 92.67% for 2001 to 92.70% for 2002.

     -- Average interest bearing liabilities to average total assets decreased from 84.30% for 2001 to 82.58% for 2002.

As a result of the foregoing net interest income as a percentage of average interest earning assets increased from 3.92% for 2001 to 4.66% for 2002. Accordingly, net interest income for 2002 of $4,715,248 was $508,424 greater than net interest income of $4,206,824 for 2001.

Net interest income for 2002 was positively impacted by a decrease in interest expense of $68,000 on parent company only borrowings. Average parent company only borrowings were $1,841,000 for 2002 or a decrease of $345,000 compared to 2001 of $2,186,000. The decrease of $68,000 was attributable to a decrease in the average rate on such outstanding borrowings from 6.36% for 2001 to 3.86% for 2002. The borrowing was incurred in order to increase the capital of our subsidiary bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

Volunteer is in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than the 0.75% required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

Because of these violations, the lender may, at its option, by notice to Volunteer declare the note in default. In such an event Volunteer would have ten days to remedy compliance with all loan covenants. If Volunteer did not or could not comply with all loan covenants within such ten day period the note would be in default. In such a case the lender may declare the note immediately due and payable and among other things proceed to foreclose upon 100% of the stock of Citizens Bank of East Tennessee which is pledged as security for the note.

The lender has been notified by Volunteer of our non-compliance with certain covenants of the note that could lead to the lender declaring the note in default. However, the lender has not given us notification that we are in default under the terms of the loan agreement.

Volunteer is in discussions with the lender and anticipates the lender to first pursue remedies other than foreclosure. Accordingly, Volunteer expects that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that Volunteer could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by Volunteer would be successful or that new lenders would provide funds to Volunteer.

The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31, 2002 and 2001.


                                                    2002                                           2001
(Fully taxable equivalent)                        Interest      Average                          Interest     Average
(Dollars in thousands except          Average      Income/      Yields/              Average      Income/     Yields/
for per share data)                   Balance      Expense       Rate                Balance      Expense       Rate
                                      -------      -------       ----                -------      -------       ----

Assets:

Interest-earning assets:

Loans net of unearned income         $ 69,672       $5,711        8.20%             $ 74,989       $7,137       9.52%
U.S. Treasury and other U.S.
  government agencies                  23,468        1,117        4.76%               24,585        1,468       5.97%
States and municipalities               5,541          367        6.62%                2,889          190       6.58%
FHLB stock                                361           16        4.43%                  341           23       6.74%
Federal funds sold                      4,924           74        1.50%                6,056          234       3.86%
                                     --------       ------                          --------       ------
    Total interest-earning
      assets/interest income          103,966        7,285        7.01%              108,860        9,052       8.32%
                                     --------       ------                          --------       ------
Cash and due from banks                 2,936                                          2,953
Other assets                            6,250                                          6,626
Allowance for loan losses                (995)                                          (971)
                                     --------                                       --------
    Total                            $112,157                                       $117,468
                                     ========                                       ========

Liabilities and stockholders'
  equity:

Interest-bearing liabilities:

Demand deposits                      $ 19,303          239        1.24%             $ 21,541       $  644                2.99%
Savings                                 7,096          106        1.49%                5,477          135       2.46%
Individual retirement accounts          8,768          284        3.24%                8,829          471       5.33%
Time certificates                      53,857        1,694        3.15%               59,843        3,331       5.57%
FHLB advances                               0            0        0.00%                  162            7       4.32%
Securities sold under repurchase        1,749           50        2.86%                  992           53       5.34%
Note payable                            1,841           71        3.86%                2,186          139       6.36%
                                     --------       ------                          --------       ------
  Total interest-bearing
    liabilities/interest expense       92,614        2,444        2.64%               99,030        4,780       4.83%
                                     --------       ------                          --------       ------
Non-interest bearing demand
  deposits                             12,276                                         11,328
Other liabilities                         677                                          1,510
Stockholders' equity                    6,590                                          5,600
                                     --------                                       --------
  Total                              $112,157                                       $117,468
                                     ========                                       ========
Net interest earnings                               $4,841                                         $4,272
                                                    ------                                         ------
Net interest on interest earning
  assets                                                          4.66%                                         3.92%
                                                                  -----                                         -----

Return on average assets                0.34%                                          0.53%
Return on average equity                5.87%                                         11.19%
Cash dividends declared               $53,903                                        $75,464
Dividend payout ratio                  13.94%                                         12.04%
Net income                           $386,577                                       $626,659


Non-interest expense increased $574,848 from $3,312,050 for 2001 to $3,886,898 for 2002. Non-interest expense as a percentage of average assets increased by 0.65% from 2.82% in 2001 to 3.47% for 2002.

The following table presents non-interest expense for 2002 compared to 2001 as a percentage of average assets and the changes therein (in thousands):

NONINTEREST EXPENSE




                                               % Average               % Average
                                  2002           Assets       2001       Assets
                                  ----           ------       ----       ------

Salaries and employee benefits   $1,846          1.65%      $1,743       1.48%
Occupancy, net                      263          0.23%         267       0.23%
Furniture and equipment             399          0.36%         368       0.31%
Directors fees                       68          0.06%          76       0.06%
Advertising                          31          0.03%          30       0.03%
FDIC insurance                       48          0.04%          17       0.01%
Office supplies                     133          0.12%         117       0.10%
Professional services               206          0.18%          75       0.06%
Telephone                            53          0.05%          51       0.04%
Postage and courier                  79          0.07%          60       0.05%
Loss on other real estate owne      299          0.27%          89       0.08%
Other                               462          0.41%         419       0.36%
                                 ------                     ------

                                 $3,887          3.47%      $3,312       2.82%
                                 ======          =====      ======       =====


Non-interest expenses increased 17.36% in absolute terms from 2001 to 2002 and increased as a percentage of average total assets. The increase is primarily attributable to losses on other real estate sales, FDIC insurance, professional services, telephone and postage and courier expenses. Occupancy expense increased in 2002 by 4.25% primarily attributable to increased furniture and equipment expenses. Non-interest expense as a percentage of average assets is expected to decline as growth in Bank assets is expected to increase faster than the growth in non-interest expense.

The  provision  for loan losses in 2002 was $795,000 and for 2001 was  $265,000.
The provision for loan losses is the amount management deems necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserve is determined by management after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by Volunteer, historic loan-loss experience, loan mix and the level of loans relative to reserves.

Non-interest income increased $159,732 from $339,884 in 2001 to $499,616 in 2002 primarily due to an increase in service charges on deposit accounts.

Income tax expense decreased $196,610 from $342,999 in 2001 to $146,389 in 2002.

FINANCIAL POSITION

Our total assets decreased 2.52% or $2.88 million during 2002 to $111.37 million at year end 2002 from $114.25 million at year end 2001. This decrease is primarily attributable to a decrease of $2.77 million in deposits and securities sold under repurchase agreements during 2002 to $102.25 million at year end 2002 from $105.2 million at year end 2001.

Portfolio securities increased $2.23 million in 2002 to $28.82 million at year end 2002 from $26.59 million at year end 2001 while federal funds decreased $1.83 million during 2002.

Loans decreased $4.95 million during 2002 to $68.12 million at year end 2002 compared to $73.07 million at year end 2001. Real estate and commercial mortgage loans increased $4.15 million in 2002 and consumer loans decreased $8.0 million in 2002. Real estate mortgage loans represented 74.42% of gross outstanding loans at year end 2002. Consumer loans represented 14.62% of gross outstanding loans at year end 2002. Commercial loans represented 8.64% of gross outstanding loans at year end 2002.

Deposits and securities sold under repurchase agreements decreased $2.77 million in 2002 from $105.02 million at year end 2001 to $102.25 million at year end 2002.

CAPITAL REQUIREMENTS

Our equity capital was $6.83 million at year end 2002 compared to $6.13 million at year end 2001. This increase of approximately $700,000 consists of our net income for 2002 of $386,577, an increase in the accumulated other comprehensive income of $370,000 less dividends paid of $53,903.

Volunteer is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, Volunteer's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

Management believes, as of December 31, 2002, that we meet all capital requirements to which we are subject and that we are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond our control, such as a downturn in the local economy, could adversely affect future earnings and, consequently, our ability of to meet our future minimum capital requirements.

The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at December 31, 2002.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and security repayments or sales of available for sale securities.

ASSET LIABILITY MANAGEMENT

Our long-term profitability depends on properly priced products and services, asset quality and asset- liability management. Historically, we have had a mismatch between the maturities of our assets and liabilities because customers have traditionally preferred short-term deposits and longer-term loans. This mismatch makes us sensitive to changes in interest rates and the resulting effect on interest income and the market value of assets. We attempt to manage this mismatch and thus reduce its effect on earnings during periods of significant changes in interest rates. Our strategies include the origination of shorter-term fixed rate loans and adjustable rate loans or loans with call provisions. We also emphasize checking accounts and other transaction accounts which management believes are less rate sensitive than certificate accounts.

A traditional measure of interest rate sensitivity and its impact upon the next years earnings is our one-year gap position (total assets subject to repricing less total liabilities subject to repricing). A negative one-year gap position generally exposes our earnings to rising short term rates over the period and thus reduced net interest income because current liabilities reprice faster than current assets. However, this earnings exposure can be mitigated during the period if total asset growth is sufficient such that new assets are priced at relatively higher rates and new deposit maturities are extended. At December 31, 2002 we had a cumulative one year negative gap of (29.03%) or a net of $29.44 million in liabilities repricing faster than assets.

While the one-year-gap measure helps provide some information about a financial institution's interest sensitivity, it does not predict the trends of future earnings.

ASSET QUALITY

Non-performing and other loans past due 90 days or more were $1,595,984 at year end 2002 compared to $2,258,495 at year end 2001 representing a decrease of $662,511. Non-performing loans as a percentage of net loans before the allowance for loan losses was 2.34% at year end 2002 and 3.09% at year end 2001. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was 69.55% at year end 2002 and 40.19% at year end 2001. Other real estate owned increased $96,632 to $1,241,402 at year end 2002 compared to $1,144,770 at year end 2001.
We had no material restructured loans in 2002 or 2001. Our asset quality has deteriorated as a result of a weakening economy and a lapse in underwriting at one of our branches. Our loan policies and procedures have been tightened and the problems have been addressed. We intent to continue aggressive collection efforts.

The level of non-accrual loans and other real estate owned is mainly attributable to a real estate development and commercial real estate loans. Management has adopted more stringent underwriting guidelines to address this problem along with aggressive collection efforts. In addition, the Bank hired, in February 2002 a senior experienced credit officer to oversee credit administration, including policies and procedures, underwriting, and credit analysis.

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

Item 7.  Financial Statements

Index to Consolidated Financial Statements:                                 Page
                                                                            ----

Independent Auditor's Report.................................................F-1

Consolidated Balance Sheets at December 31, 2002 and 2001....................F-2

Consolidated Statements of Earnings for the years ended
  December 31, 2002 and 2001.................................................F-3

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 2002 and 2001......................F-4

Consolidated Statements of Cash Flows for the years
  ended December 31, 2002 and 2001...........................................F-5

Notes to Consolidated Financial Statements...................................F-6


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

     Following is certain information regarding the nominee directors and executive officers of Volunteer.

     Reed D. Matney (53) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

     G. Douglas Price (62) has served as a Director since 1994. Mr. Price is retired and was the former Executive for Hawkins County, Tennessee.

     William E. Phillips (55) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

     Gary E. Varnell (56) has served as a Director since 1994. Mr. Varnell is the owner and operator of a retail office products store in Rogersville, Tennessee.

     George L. Brooks (73) has served as a Director since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

     Shirley A. Price (68) has served as a Director since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee.

     Leon Gladson (77) has served as a Director since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

     Neil D. Miller (83) has served as a Director since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

     M. Carlin Greene (60) has served as a Director since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

     Scott F. Collins (54) has served as a Director since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

     Lawrence E. Gray (58) has served as a Director since 1994 and formerly served as Executive Vice President of the Bank.

     Jim Friddell (52) has served as a Director since 2002. Mr. Friddell is the former president of Tennessee State Bank and currently resides in Rogersville, Tennessee.

     No director of Volunteer is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

     During 2002 the Board of Directors of Volunteer held 3 meetings. The Directors of Volunteer also serve as directors of the Bank. The Board of Directors of the Bank held 15 meetings in 2002. No director attended less than 75% of the meetings held by Volunteer or the Bank during 2002. The Directors received no compensation as directors of Volunteer but as directors of the Bank received $300 for each meeting attended.

     The Board of Directors has three committees. Messrs. Phillips, Miller and Matney serve as the Executive Committee, Messrs. Doug Price, Gladson and Collins serve as members of the Audit Committee and Messrs. Phillips, Matney, and G. Douglas Price serve as members of the Trust Committee. These persons receive no compensation as members of such committees.

Item 10. Executive Compensation.

     The following table sets forth the aggregate cash compensation paid by Volunteer to the chief executive officer of Volunteer. No other executive officer of Volunteer received cash compensation in excess of $100,000 (determined as of the end of 2002) for the years ended December 31, 2002, 2001 and 2000.


                                                             Annual Compensation
Name and Position                               Year              Salary ($)
---- --- --------                               ----            ----------
Reed Matney                                     2002              105,000
Chief Executive Officer and President           2001              105,000
                                                2000              100,000


Item 11. Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2003, Volunteer's records indicated that the following number of shares were beneficially owned by (i) each person known by Volunteer to beneficially own more than 5% of Volunteer's shares; (ii) directors and persons nominated to become directors of Volunteer and executive officers; and
(iii) directors and executive officers of Volunteer as a group.

                                                               Amount and Nature
      Name of                   of  Beneficial Ownership            Percent
      Beneficial Owner            (Number of Shares)              of Class
      ----------------          ------------------------       -----------------
(i)   Ralph T. Hurley...........           85,500                   15.86%
      Rt. 2 Box 157
      Sneedville, TN  37869
(ii)  William E. Phillips(1)....           22,495                    4.17
      Lawrence E. Gray(2).......           18,641                    3.46
      Shirley A. Price..........            7,962                    1.48
      Reed D. Matney............            8,393                    1.56
      Leon Gladson..............            3,723                    *
      G. Douglas Price(3).......           15,934                    2.96
      Gary E. Varnell(4)........           16,260                    3.02
      Scott F. Collins..........            1,647                    *
      George L. Brooks..........            6,165                    1.14
      M. Carlin Greene..........           14,238                    2.64
      Neil D. Miller............           11,150                    2.07
      Jim Friddell..............            - 0 -                    *
(iii) Directors and executive officers
      as a group (12 persons)...          126,608                   23.49%

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

Item 12. Certain Relationships and Related Transactions

     Volunteer expects to have in the future banking and other business transactions in the ordinary course of its banking business with directors, officers, and 10% beneficial owners of Volunteer and their affiliates, including members of their families, or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Any such banking transactions will not involve more than the normal risk of collectibility nor present other unfavorable features to Volunteer or the Bank.

Item 13.          Exhibits and Reports on Form 8-K

(1) Exhibits
    --------
Exhibit Number    Description
--------------    ------------

     3.1* Articles of Incorporation of Volunteer Bancorp, Inc., as amended

     3.2*         Bylaws of Volunteer Bancorp, Inc.

     21.1         List of Subsidiaries

     99.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reed D. Matney, the President of Volunteer Bancorp, Inc. on March 28, 2003.

     99.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Greg Oliver, Vice President and Cashier of Volunteer Bancorp, Inc. on March 28, 2003.

* Incorporated by reference to exhibits filed with Volunteer's Registration Statement on Form SB-1, Registration No. 33-94050.

** A signed original of this written statement required by Section 906 has been provided to Volunteer and will be retained by Volunteer and furnished to the Securities and Exchange Commission or its staff upon request.

(2)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Volunteer's President and its Vice President and Cashier have evaluated the effectiveness of the design and operation of Volunteer's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the President and the Vice President and Cashier have concluded that Volunteer's disclosure controls and procedures are effective to ensure that material information relating to Volunteer and Volunteer's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in Volunteer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VOLUNTEER BANCORP, INC.

                                             By: /s/ Reed D. Matney
                                                 -------------------------------
                                                 President

                                                 Date: March 28, 2003

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Capacity                           Date
----------                     --------                           -----

/s/ William E. Phillips
-------------------------
William E. Phillips          Chairman of the Board and Director   March 28, 2003

/s/ Reed D. Matney
---------------------------  President and Director               March 28, 2003
Reed D. Matney              (principal executive officer)

/s/ Greg Oliver
---------------------------  Vice President and Cashier           March 28, 2003
Greg Oliver                 (principal accounting officer)

/s/ Carlin Greene
---------------------------- Director                             March 28, 2003
Carlin Greene

/s/ Douglas Price
---------------------------  Director                             March 28, 2003
Douglas Price

/s/ Gary Varnell
---------------------------  Director                             March 28, 2003
Gary Varnell

/s/ George Brooks
---------------------------  Director                             March 28, 2003
George Brooks

/s/ Shirley Price
---------------------------  Director                             March 28, 2003
Shirley Price

/s/ Neil Miller
---------------------------  Director                             March 28, 2003
Neil Miller

/s/ Lawrence Gray
---------------------------- Director                             March 28, 2003
Lawrence Gray

/s/ Scott Collins
---------------------------- Director                             March 28, 2003
Scott Collins

/s/ Leon Gladson
---------------------------- Director                             March 28, 2003
Leon Gladson

/s/ Jim Friddell
---------------------------- Director                             March 28, 2003
Jim Friddell

                           Certification of President
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Reed D. Matney, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Volunteer Bancorp, Inc. ("Volunteer");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Volunteer as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                              /s/ Reed D. Matney
                                                  ------------------------------
                                                  Reed D. Matney
                                                  President

                   Certification of Vice President and Cashier
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Greg Oliver, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Volunteer Bancorp, Inc. ("Volunteer");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Volunteer as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                             /s/ Greg Oliver
                                                  ------------------------------
                                                  Greg Oliver
                                                  Vice President and Cashier

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Volunteer Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



 /s/  Welch & Associates, Ltd.


February 6, 2003
Nashville, Tennessee

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------



                                                                                 2002               2001
                                                                                ------             -----
                                  ASSETS

Cash and due from banks (note 11)                                            $      4,705,507   $     2,628,179
Federal funds sold                                                                  4,450,000         6,275,000
                                                                             -----------------  ---------------
    Cash and cash equivalents                                                       9,155,507         8,903,179
Investment securities available for sale (amortized
    cost of $27,192,916 and $25,990,696, respectively) (note 2)                    27,765,755        25,966,922
Investment securities held to maturity (estimated market
    value of $1,054,421 and $626,589, respectively) (note 2)                        1,052,991           626,859
Loans, less allowance for possible loan losses
    of $1,110,481 and $908,016, respectively (note 3)                              67,014,982        72,158,156
Accrued interest receivable                                                           935,616         1,066,479
Premises and equipment, net (note 4)                                                3,788,671         3,866,358
Other real estate                                                                   1,241,402         1,144,770
Deferred income taxes (note 9)                                                         34,962           114,935
Goodwill (note 1)                                                                     131,259           131,259
Other assets                                                                          250,870           268,822
                                                                             -----------------  ---------------
    Total assets                                                             $    111,372,015   $   114,247,739
                                                                             =================  ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (notes 2 and 5)
   Non-interest bearing                                                      $     12,159,852   $    11,334,627
   Interest bearing                                                                87,797,905        92,575,028
                                                                             -----------------  ---------------
     Total deposits                                                                99,957,757       103,909,655
Accrued interest payable                                                              411,322           894,347
Securities sold under repurchase agreements (note 17)                               2,288,784         1,109,603
Other accrued taxes, expenses  and liabilities                                         69,910            32,466
Long-term debt (note 6)                                                             1,810,000         2,170,000
                                                                             -----------------  ---------------
     Total liabilities                                                            104,537,773       108,116,071
                                                                             -----------------  ---------------
Commitments and contingent liabilities (note 10)

Stockholders' equity:
   Common stock, $0.01 par value, 1,000,000 shares
     authorized, 539,027 shares issued and outstanding                                  5,390             5,390
   Additional paid-in capital                                                       1,916,500         1,916,500
   Retained earnings                                                                4,557,192         4,224,518
   Accumulated other comprehensive income (note 1)                                    355,160           (14,740)
                                                                             -----------------  ---------------
     Total stockholders' equity                                                     6,834,242         6,131,668
                                                                             -----------------  ---------------
        Total liabilities and stockholders' equity                           $     111,372,015  $   114,247,739
                                                                             =================  ===============



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                  2002                 2001
                                                                                 ------               -----

Interest income:
    Interest and fees on loans                                             $         5,710,663  $        7,136,898
    Interest on federal funds                                                           73,631             233,982
    Interest on investment securities:
           Taxable                                                                   1,132,633           1,490,965
           Exempt from Federal income tax                                              241,961             125,126
                                                                           -------------------  ------------------
              Total interest income                                                  7,158,888           8,986,971
                                                                           -------------------  ------------------

Interest expense:
    Interest on deposits                                                             2,322,582           4,581,452
    Interest on other borrowed funds                                                   121,058             198,695
                                                                           -------------------  ------------------
              Total interest expense                                                 2,443,640           4,780,147
                                                                           -------------------  ------------------
Net interest income                                                                  4,715,248           4,206,824
Provisions for possible loan losses (note 3)                                           795,000             265,000
                                                                           -------------------  ------------------
Net interest income after provision for possible loan losses                         3,920,248           3,941,824
                                                                           -------------------  ------------------

Non-interest income:
    Service charges on deposit accounts                                                297,299             164,833
    Other fees and commissions                                                         107,193             101,151
    Securities gains (note 2)                                                           39,222              25,260
    Other non-interest income                                                           55,902              48,640
                                                                           -------------------  ------------------
              Total non-interest income                                                499,616             339,884
                                                                           -------------------  ------------------

Non-interest expense:
    Salaries and employee benefits (note 8)                                          1,834,197           1,742,511
    Occupancy expenses, net                                                            262,800             266,854
    Furniture and equipment expense                                                    399,402             368,363
    Other non-interest expense (note 8)                                              1,390,499             934,322
                                                                           -------------------  ------------------
              Total non-interest expense                                             3,886,898           3,312,050
                                                                           -------------------  ------------------

              Net earnings before income taxes                                         532,966             969,658

Income tax expense (note 9)                                                            146,389             342,999
                                                                           -------------------  ------------------

Net income                                                                 $           386,577  $          626,659
                                                                           ===================  ==================

Income per common share                                                    $              0.72  $             1.16
                                                                           ===================  ==================

Common shares outstanding                                                              539,027             539,027
                                                                           ===================  ==================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------






                                                                                                  Accumulated
                                              Common                                                 Other
                                               Stock         Additional                             Compre-
                               Common         Stated          Paid-In           Retained            hensive
                               Shares          Value          Capital           Earnings            Income             Total
                              --------         -----         ---------          --------            ------             -----

Balance January
  1, 2001                    $    539,027  $       5,390  $      1,916,500 $        3,673,323  $        (275,080)  $      5,320,133
Net  income                             -              -                 -            626,659                  -            626,659
Dividends declared                      -              -                 -            (75,464)                 -            (75,464)
Other
  comprehensive
  income                                -              -                 -                  -            260,340            260,340
                            -------------  -------------  ---------------- ------------------  -----------------   ----------------
Balance December
  31, 2001                        539,027          5,390         1,916,500          4,224,518            (14,740)         6,131,668
Net income                              -              -                 -            386,577                  -            386,577
Dividends declared                      -              -                 -            (53,903)                 -            (53,903)
Other
  comprehensive
  income                                -              -                 -                  -            369,900            369,900
                            -------------  -------------  ---------------- ------------------  -----------------   ----------------
Balance December
  31, 2002                    $   539,027   $      5,390  $      1,916,500 $        4,557,192  $         355,160   $      6,834,242
                            =============  =============  ================ ==================  =================   ================













           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                             2002                2001
                                                                                            ------              -----
Cash Flows from Operating Activities:
   Net income                                                                      $        386,577     $       626,659
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Deferred income taxes                                                                 (146,740)             46,859
     Provision for loan losses                                                              795,000             265,000
     Provision for depreciation and amortization                                            205,483             241,231
     Securities (gain)                                                                      (39,222)            (25,260)
     FHLB stock dividends                                                                   (16,400)            (22,800)
     Decrease in interest receivable                                                        130,863             146,840
     (Increase) in other assets                                                             (78,680)           (651,068)
     (Decrease) in other liabilities                                                       (445,581)           (337,246)
                                                                                   -------------------- -------------------
  Net cash provided by operating activities                                                 791,300             290,215
                                                                                   -------------------- -------------------

Cash Flows from Investing Activities:
    Proceeds from calls and maturity of held to maturity securities                         591,252           1,730,177
    Purchase of held to maturity securities                                              (1,017,384)         (1,290,488)
    Purchase of investment securities available for sale                                (20,071,988)        (33,025,682)
    Proceeds from calls and maturities of available for sale securities                  13,142,700          21,879,350
    Proceeds from sale of available for sale securities                                   5,782,690          11,070,043
    Net decrease in loans                                                                 4,348,174             615,764
    Capital expenditures                                                                   (127,796)            (37,662)
                                                                                   -------------------- -------------------
  Net cash provided by investing activities                                               2,647,648             941,502
                                                                                   -------------------- -------------------

Cash Flows from Financing Activities:
    Net increase (decrease) in demand deposits, NOW accounts,
      IRA and savings accounts                                                            4,310,945          (1,897,674)
    Net (decrease) in certificates of deposit                                            (8,262,843)           (200,357)
    Net increase in securities sold under
       repurchase agreements                                                              1,179,181              57,090
    FHLB advances                                                                                 -           2,000,000
    Repayment of FHLB advances                                                                    -          (2,000,000)
    Dividends paid                                                                          (53,903)            (75,464)
    Repayment of long-term debt                                                            (360,000)           (325,000)
                                                                                   -------------------- -------------------
   Net cash (used) by financing activities                                               (3,186,620)         (2,441,405)
                                                                                   -------------------- -------------------
Increase (decrease) in cash and cash equivalents                                            252,328          (1,209,688)
Cash and cash equivalents beginning of year                                               8,903,179          10,112,867
                                                                                   -------------------- -------------------
Cash and cash equivalents end of year (note 1)                                     $      9,155,507     $     8,903,179
                                                                                   ==================== ===================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                     $      2,926,665     $     5,025,833
                                                                                   ==================== ===================
      Income taxes                                                                 $        278,526     $       479,254
                                                                                   ==================== ===================



           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                               2002                2001
                                                                               ----                ----


Net income                                                           $            386,577 $           626,659
                                                                     -------------------- -------------------

Other comprehensive income, before tax:
Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the  period                           635,835             445,164
    Less: reclassification adjustment for gains
      included in income                                                           39,222              25,260
                                                                     -------------------- -------------------
Other comprehensive income                                                        596,613             419,904
    Income taxes related to other comprehensive
       income                                                                    (226,713)           (159,564)
                                                                     -------------------- -------------------
  Other comprehensive income, net of income taxes                                 369,900             260,340
                                                                     -------------------- -------------------
Total comprehensive income                                           $            756,477 $           886,999
                                                                     ==================== ===================





















           See accompanying notes to consolidated financial statements

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accounting policies of Volunteer Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the significant policies.

     a.   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, Citizens Bank of East Tennessee (the "Bank") of which the Company owns 133,300 (100.0%) shares of the Bank's 133,300 issued and outstanding shares of voting common stock at December 31, 2002 and 2001. All material inter-company accounts and transactions have been eliminated in consolidation.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------


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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------


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

          The Company and the Bank file consolidated income tax returns. Therefore, the provision arising from the operations of the Bank is payable to the Company as the amounts are utilized in the consolidated income tax returns. The amount due the Company at December 31, 2002 and 2001 was $10,516 and $13,111, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001




     h.   Goodwill

          The Company's acquisition during 1995 and 1994 of 18,360 shares of subsidiary Bank stock held by minority shareholders of the Bank was accounted for by the purchase method of accounting and resulted in the recording of goodwill in the amount of $261,226. Total costs for the 18,360 shares amounted to $559,306. Goodwill represents the excess cost over the fair value of the assets acquired of the subsidiary.

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

          The Company adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $131,259. As part of its adoption of Statement 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. The Company does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. The full impact of adopting Statement 142 resulted in an increase in net income of approximately $17,883 or approximately $0.03 per share in 2002 as a result of the Company no longer having to amortize goodwill against earnings. Assuming retroactive adoption of Statement 142, net income for the year ended December 31, 2001 would have been $644,542, and earnings per share would have been $1.19.

          The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001.

                                                                   For the Year Ended
                                                                    December 31, 2001
                                                         ------------------------------------------
                                                                  Net               Earnings
                                                                 Income             Per Share

Earnings per common share computation:
  Net income/EPS as reported                             $              626,659  $             1.16
  Add back: Goodwill amortization                                        17,883                0.03
                                                         ----------------------  ------------------
    Adjusted net income /EPS                             $              644,542  $             1.19
                                                         ======================  ==================

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001




     i.   Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

     j.   Advertising Cost

          All advertising costs are expensed when incurred. Other advertising expense was $31,287 and $29,594 for the years ended December 31, 2002 and 2001, respectively. There was no direct-response advertising costs incurred for 2002 or 2001.

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

                           December 31, 2002 and 2001

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

2. Investment Securities
   ---------------------

     The carrying value of investment securities classified as available for sale at December 31, are as follows:


                                                                        Available for Sale
                                                      --------------------------------------------------------
                                                                        December 31, 2002
                                                                        -----------------

                                                                       Gross             Gross
                                                   Amortized        Unrealized        Unrealized           Carrying
                                                     Cost              Gains            Losses              Value
                                                   ---------        ----------        ----------           --------

Securities of U.S. Treasury                   $           500,901 $        13,789  $              -  $        514,690
Securities of U.S. Government
   agencies                                            18,470,129         411,984            (4,760)        18,877,353
Obligations of states and political
    subdivisions                                        6,376,115         166,497                  -         6,542,612
FNMA preferred stock                                    1,474,671               -           (14,671)         1,460,000
Restricted securities:
  Federal Home Loan Bank stock                            371,100               -                  -           371,100
                                              ------------------- ---------------  -----------------  ------------------
                                              $        27,192,916 $       592,270  $        (19,431)  $     27,765,755
                                              =================== ===============  =================  ==================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------


                                                                          Available for Sale
                                                        ------------------------------------------------------
                                                                          December 31, 2001
                                                                          -----------------

                                                                         Gross             Gross
                                                     Amortized        Unrealized        Unrealized          Carrying
                                                       Cost              Gains            Losses              Value
                                                     ---------        ----------        -----------         ---------


Securities of U.S. Treasury                $           502,094 $        21,346      $          -   $          523,440
Securities of U.S. Government
   agencies                                         21,431,334         101,069          (107,499)          21,424,904
Obligations of states and political
    subdivisions                                     3,702,668          20,556           (59,246)           3,663,978
Restricted securities:
  Federal Home Loan Bank stock                         354,600               -                 -              354,600
                                           ------------------- ---------------  -----------------  ------------------
                                           $        25,990,696 $       142,971      $   (166,745)  $       25,966,922
                                           =================== ===============  =================  ==================


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

          The  amortized  cost  and  approximate   market  value  of  investment
          securities classified as held to maturity at December 31, follows:


                                                                           Held to Maturity
                                                          ---------------------------------------------------
                                                                           December 31, 2002
                                                                           -----------------

                                                                          Gross              Gross           Estimated
                                                      Amortized         Unrealized        Unrealized          Market
                                                         Cost             Gains             Losses             Value
                                                      ---------         ----------        ----------         ---------


Securities of U.S. Government agencies            $     1,052,991    $       1,430      $          -     $    1,054,421
                                                  ===============    =============      ============     ==============


                                                                           Held to Maturity
                                                          ---------------------------------------------------
                                                                           December 31, 2001
                                                                           -----------------

                                                                          Gross            Gross             Estimated
                                                      Amortized         Unrealized      Unrealized            Market
                                                         Cost             Gains           Losses               Value
                                                      ---------         ----------      ----------           ---------

Securities of U.S. Government agencies            $       626,859    $       1,597      $   (1,867)      $      626,589
                                                  ===============    =============      ============     ==============

                                     F - 13

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

     The components of the net unrealized (loss) gain on investment securities available for sale at December 31, recorded as a component of stockholders' equity are as follows:


                                                      2002               2001
                                                      ----               ----
Gross unrealized gains                      $         592,270  $        142,971
Gross unrealized losses                               (19,431)         (166,745)
                                            -----------------  ----------------
   Gross unrealized (loss) gain, net                  572,839           (23,774)
Deferred tax effect                                  (217,679)            9,034
                                            -----------------  ----------------
Net unrealized (loss) gain                  $         355,160  $        (14,740)
                                            =================  ================

     The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  Available for Sale                    Held to maturity
                                                  ------------------                    ----------------

                                                                    Estimated                             Estimated
                                                Amortized            Market            Amortized           Market
                                                  Cost                Value               Cost              Value
                                                ---------           ----------         ---------          ---------

Due in one year or less                 $           539,136 $           552,925  $            371  $             371
Due after one year and through
   five years                                     6,607,754           6,728,291                 -                  -
Due after five years and through
   ten years                                      9,139,649           9,325,151             5,696              6,358
Due after ten years                               9,060,606           9,328,288         1,046,924          1,047,692
                                        ------------------- -------------------  ----------------  -----------------
Total debt securities                            25,347,145          25,934,655         1,052,991          1,054,421
Equity securities with no
   stated maturity                                1,845,771           1,831,100                 -                  -
                                        ------------------- -------------------  ----------------  -----------------
Total investment securities             $        27,192,916 $        27,765,755  $      1,052,991  $       1,054,421
                                        =================== ===================  ================  =================



     The following table presents the gross realized gains and losses on investment securities transactions for the years ended December 31, 2002 and 2001.


                                          Realized gains      Realized Losses
                                          --------------      ---------------

                                          2002       2001      2002     2001
                                          ----       ----      ----     ----

Available for sale securities           $ 39,222  $ 25,260    $   -    $   -

Held to maturity securities                    -        -         -        -
                                        ------------------------------------
                                        $ 39,222  $ 25,260    $   -    $   -
                                        ========  ========    =====    =====

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001




     At December 31, 2002 a net gain of $24,204 was realized , or a gain of $39,222 net of a tax expense of $15,018. At December 31, 2001, a net gain of $15,671 was realized, or a gain of $25,260 net of a tax expense of $9,589.

     Investment securities with amortized cost of approximately $11,601,000 and market value of approximately $11,888,000 at December 31, 2002 were pledged to secure public deposits and for other purposes required or permitted by law. In 2001, investment securities with amortized cost of approximately $11,653,000 and market value of approximately $11,714,000 were pledged.

3.   Loans and Allowances for Possible Loan Losses
     ---------------------------------------------

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

     Loans, less allowance for possible loan losses at December 31, are summarized as follows:


                                                                   2002                  2001
                                                                   ----                  ----

Commercial, financial and agricultural                  $          7,302,050  $         11,226,026
Real estate - construction                                         2,647,018             4,296,010
Real estate - mortgage                                            48,055,327            42,256,099
Consumer                                                           9,958,068            15,280,036
Other                                                                163,000                 8,001
                                                        --------------------  --------------------
                                                                  68,125,463            73,066,172
Less allowance for possible loan losses                            1,110,481               908,016
                                                        --------------------  --------------------
                                                        $         67,014,982  $         72,158,156
                                                        ====================  ====================


     Transactions in the allowance for possible loan losses of the Bank for the years ended December 31, are summarized as follows:


                                                                 2002               2001
                                                                 ----               ----
Balance - beginning of year                            $          908,016 $          985,784
Provisions charged to operating expense                           795,000            265,000
Loans charged-off                                                (635,246)          (367,126)
Recoveries                                                         42,711             24,358
                                                       ------------------ ------------------
Balance - end of year                                  $        1,110,481 $          908,016
                                                       ================== ==================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------



     Loans at December 31, 2002 are scheduled to mature as follows:


                             Commercial,
                             Financial &       Real Estate       Real Estate
                            Agricultural      Construction        Mortgage          Consumer            Other
                            ------------      ------------       -----------        --------            -----

One year  or less       $     5,763,734   $     2,278,182  $      11,838,852  $     2,699,019  $       144,805
After one through
  five years                  1,323,123            13,710         11,164,252        6,873,221           18,195
After five years
 through ten
 years                          123,342                 -          6,371,743          307,572                -
After ten years                  91,851           355,126         18,680,480           78,256                -
                        ---------------   ---------------  -----------------  ---------------  ---------------

Total                   $     7,302,050   $     2,647,018  $      48,055,327  $     9,958,068  $       163,000
                        ===============   ===============  =================  ===============  ===============


     At December 31, 2002, fixed and variable rate loans were as follows:


Fixed rate loans                      $         36,860,494
Variable rate loans                             31,264,969
                                      --------------------
                                      $         68,125,463
                                      ====================

     Non-performing assets at December 31, were as follows:


                                            2002               2001
                                            ----               ----

Loans past due over 90 days            $   673,292    $    1,639,927
Non - accrual loans                        922,692           618,568
Other real estate owned                  1,241,402         1,144,770
                                      ------------------------------
                                       $ 2,837,386    $    3,403,265
                                      ==============================

     Foregone interest income on the above non - accrual loans was approximately $37,000 and $75,000 at December 31, 2002 and 2001, respectively.

     At December 31, 2002, the Company's recorded investment in impaired loans were as follows:


                                        Amount           Valuation
                                        ------           ----------

     Impaired Loans               $     1,595,984     $      155,196
                                  ===============     ==============

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded loan investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans approximates the recorded investment in impaired loans at December 31, 2002.

     The valuation allowance above is included with and a part of the allowance for loan losses on the Company's balance sheet.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------



     At  December  31,  2002  and  2001,  the Bank  had  loans to its  executive
     officers,   directors  and  their  affiliates  of  $295,048  and  $450,255, respectively. At December 31, 2002 and 2001, the Bank had commitments to extend credit to its executive officers, directors and their affiliates of $1,160,389 and $1,127,044, respectively. All such loans and commitments were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. An analysis of related party loans from January 1 to December 31 is as follows:


                                                   2002               2001
                                                   ----               ----

Balance January 1                             $    450,255      $   415,954
Payments received                                 (263,792)        (187,028)
Advances made                                      108,585          221,329
                                              ------------      -----------
Balance December 31                           $    295,048      $   450,255
                                              ============      ===========

4.   Premises and Equipment, Net
     ---------------------------

     The detail of premises and equipment, net at December 31, is as follows:


                                                   2002              2001
                                                   ----              ----

Land                                        $      619,168   $        619,168
Buildings                                        3,317,755          3,252,099
Furniture and equipment                          1,258,516          1,365,272
                                            ------------------------------------
                                                 5,195,439          5,236,539
Less accumulated depreciation                    1,406,768          1,370,181
                                            ------------------------------------
                                            $    3,788,671   $      3,866,358
                                            ====================================


     Depreciation related to premises and equipment for the years ended December 31, 2002 and 2001 was $205,483 and $223,348, respectively.

     The Bank leases a parcel of real estate in Rogersville . The parcel is leased through September 1, 2009. The Bank subleased this parcel on January 15, 2000, to the town of Rogersville through January 1, 2006. The Bank leases a portion of a building in Rogersville used as a branch location. This lease expires on December 1, 2009. In addition, certain computer and other equipment is leased under various long term operating leases. Total net rental expense for these leases, net of sublease income of $12,000 per year, was $182,092 and $154,168 for December 31, 2002 and 2001,
     respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------



     Future net minimum rental commitments under noncancellable leases and subleases are as follows:


                              Gross                                  Net
           Year               Rents             Sublease            Rents
           ----               -----            --------             -----
           2003              166,418            (12,000)      $    154,418
           2004              129,393            (12,000)           117,393
           2005              129,393            (12,000)           117,393
           2006              118,411                  -            118,411
           2007               73,148                  -             73,148
        Thereafter            80,035                  -             80,035
                            --------           ---------      ------------
           Total            $696,798           $(36,000)      $    660,798
                            ========           =========      ============

5.   Deposits
     --------

     Deposits at December 31, are summarized as follows:


                                                 2002               2001
                                                 ----               ----

Demand deposits                            $  12,159,852     $  11,334,627
NOW and money market accounts                 20,790,523        18,455,488
Savings                                        7,062,092         6,111,829
Individual retirement accounts                 2,404,901         2,204,479
Certificates of deposits - under $100,000     40,421,176        45,547,468
Certificates of deposits - over $100,000      17,119,213        20,255,764
                                           -------------     -------------
                                           $  99,957,757     $ 103,909,655
                                           =============     =============

     The amounts and scheduled maturities of certificate accounts at December 31, are as follows:


                                                    2002               2001
                                                    ----               ----

     Within one year                     $      40,225,573  $      60,590,293
     After one but within two years             14,879,842          3,992,953
     After two but within three years            2,219,974          1,187,986
     After three but within four years              15,000             28,000
     After four but within five years              200,000              4,000
                                         -----------------  -----------------
                                         $      57,540,389  $      65,803,232
                                         =================  =================

     Demand deposits reclassified as loans (overdrafts) aggregated approximately $38,000 at December 31, 2002 and 2001, respectively.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------




     Deposits of executive officers, directors and their affiliates aggregated approximately $1,901,000 and $2,061,000 at December 31, 2002 and 2001,
     respectively.

6.   Long-term debt
     --------------

     The Company's long-term debt consists of a single note payable in the amount of $1,810,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 2002 the rate on the note was 3.60875% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter as follows:

          January 31,               Principal Due
          -----------            ------------------
             2003                           395,000
             2004                           435,000
             2005                           470,000
     2006 (Final Maturity)                  510,000
                                 ------------------
                                 $        1,810,000
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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

7.   FHLB Advances
     -------------

     The Bank has an agreement with the Federal Home Loan Bank which allows it borrow up to an established amount. Any advances are secured by a blanket pledge of the Bank's qualifying 1-4 mortgage loans. The Bank is required to maintain eligible collateral representing 165 percent of the current outstanding balance of all advances. The Bank had no outstanding advances at December 31, 2002 and 2001.

8.   Other Non-Interest Expenses
     ---------------------------

     The major components of other non-interest expense at December 31, are summarized as follows:


                                                       2002            2001
                                                       ----            ----

Directors fees                                   $     68,000    $    76,500
Professional services                                 206,453         74,802
Postage and courier                                    78,851         59,613
Stationary and printing                                99,269         87,085
Loss on other real estate owne                        299,179         88,813
Other                                                 638,747        547,509
                                                 ------------    -----------
   Total other non-interest expense              $  1,390,499    $   934,322
                                                 ============    ===========


9.   Income Taxes
     ------------

     The components of income tax expense are as follows:


                                                       2002            2001
                                                       ----            ----
Current                                          $    293,129    $   296,140
Deferred                                             (146,740)        46,859
                                                 ------------    -----------
                                                 $    146,389    $   342,999
                                                 ============    ===========

     The sources of deferred income taxes and the tax effect of each are as follows:


                                                       2002            2001
                                                       ----            ----
Accrual to cash conversion                       $      1,721    $     2,148
Provision for loan losses                             (77,524)        29,521
Accelerated depreciation                               (2,841)        (9,352)
FHLB stock dividends                                    6,280          8,655
Other Real Estate charge-offs                         (61,846)             -
Other, net                                            (12,530)        15,887
                                                 ------------    -----------
                                                 $   (146,740)   $    46,859
                                                 ============    ===========

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001




     A reconciliation of the provision for income taxes as shown in the statements of earnings with that which would be computed by applying the statutory Federal income tax rate of 34 percent to income before income taxes is as follows:


                                                      2002           2001
                                                      ----           ----
Tax expense at statutory rate                     $  181,208     $  329,684
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                (74,301)       (34,768)
  Amortization of goodwill                                 -          6,080
  State income taxes net of
    Federal income tax                                22,911         38,860
  Other, net                                          16,571          3,143
                                                  -----------    -----------
                                                  $  146,389     $  342,999
                                                  ===========    ===========

     The components of the net deferred tax asset/liability recognized by the Company at December 31, are as follows:


                                                      2002           2001
                                                      ----           ----
Deferred tax liabilities:
  FHLB stock dividends                            $  (32,255)    $  (25,975)
  Accumulated depreciation                           (48,570)       (51,411)
  Unrealized gain on securities available for sale  (217,679)             -
  Other, net                                               -         (7,725)
                                                  -----------    -----------
       Total liabilities                            (298,504)       (85,111)
                                                  -----------    -----------
Deferred tax assets:
  Accrual to cash conversion                               -          1,721
  Allowances for loan losses                         266,815        189,291
  Other real estate owned charge-off                  61,846              -
  Unrealized loss on securities available for sale         -          9,034
  Other, net                                           4,805              -
                                                  -----------    -----------
        Total assets                                 333,466        200,046
                                                  -----------    -----------
Net deferred tax asset/liability                  $   34,962     $  114,935
                                                  ===========    ===========

10.  Commitments and Contingencies
     -----------------------------

     The Bank is currently involved in litigation as the plaintiff in a suit against another financial institution involving a participation loan purchased from that financial institution.

     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying balance sheet. The commitments and contingent liabilities may include various guarantees, commitments to extend credit, standby letters of credit, and litigation. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance- sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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


     The following table summarizes the Company's significant commitments and contingent liabilities at December 31:


                                                2002               2001
                                                ----               ----
Commitments to extend credit          $    5,845,319    $     4,281,297
Standby letters of credit                    202,725            122,725
                                      --------------    ---------------
                                      $    6,048,044    $     4,404,022
                                      ==============    ===============


     In the opinion of management, no material adverse effect on the financial position of the Company and its subsidiary is anticipated as a result of these items.

11.  Cash and Due From Banks
     -----------------------

     The Bank is required to maintain a minimum cash reserve with the Federal Reserve Bank and/or in vault cash. The minimum requirement at December 31, 2002 and 2001 was $470,000 and $483,000, respectively.

     At December 31, 2002, the Bank had cash on deposit of approximately $277,000 at other financial institutions in excess of the amounts insured by the FDIC

12.  Stockholder's Equity
     ---------------------

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------




13.  Regulatory Matters
     ------------------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require a bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weights, and other factors.

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


                                                                    December 31, 2002
                                                  ----------------------------------------------------
                                           Capital Adequacy                            Prompt Corrective Action
                                  ------------------------------------            ----------------------------------
                                     Required                 Actual                Required                 Actual
                                     --------                 ------                --------                 ------

(In Thousands)                  Amount    Ratio          Amount     Ratio          Amount    Ratio         Amount    Ratio
                                ------    -----          ------     -----          ------    -----         ------    -----

Tier I Capital (to
     average assets)            $4,436    4.00%          $8,116     7.32%          $4,436    4.00%         $8,116    7.32%
                                ======    =====          ======     =====          ======    =====         ======    =====
Tier I Capital (to risk-
      weighted assets)          $2,764    4.00%          $8,116     11.73%         $2,764    4.00%         $8,116    11.73%
                                ======    =====          ======     ======         ======    =====         ======    ======
Total Capital (to risk-
     weighted assets)           $5,529    8.00%          $8,983     13.00%         $5,529    8.00%         $8,983    13.00%
                                ======    =====          ======     ======         ======    =====         ======    ======




                                                                    December 31, 2001
                                                      ----------------------------------------------------
                                           Capital Adequacy                            Prompt Corrective Action
                                  ------------------------------------            ----------------------------------
                                     Required                 Actual                Required                 Actual
                                     --------                 ------                --------                 ------

(In Thousands)                  Amount    Ratio          Amount     Ratio          Amount    Ratio         Amount    Ratio
                                ------    -----          ------     -----          ------    -----         ------    -----
Tier I Capital (to
     average assets)            $4,571    4.00%          $8,122     7.10%          $4,571    4.00%         $8,122    7.10%
                                ======    =====          ======     =====          ======    =====         ======    =====
Tier I Capital (to risk-
      weighted assets)          $2,903    4.00%          $8,122     11.19%         $2,903    4.00%         $8,122    11.19%
                                ======    =====          ======     ======         ======    =====         ======    ======
Total Capital (to risk-
     weighted assets)           $5,806    8.00%          $9,030     12.44%         $5,806    8.00%         $9,030    12.44%
                                ======    =====          ======     ======         ======    =====         ======    ======


     Based solely upon the foregoing ratios the Bank would be considered "well capitalized" within applicable Federal banking regulatory guidelines.

     The Company is a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, the Company's capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

     Management believes, as of December 31, 2002, that the Bank and Company meet all capital requirements to which they are subject. However, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect future earnings and, consequently, the ability of the Company to meet its future minimum capital requirements.

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

     As a result of certain findings in the Federal Reserve Bank's review of Volunteer Bancorp, Inc. as of September 17, 2002, the Company's Board of Directors adopted certain Board Resolutions as of October 31, 2002. Board Resolutions are recommendations of the Federal Reserve adopted by the Company's Board of Directors requesting that certain actions be taken to strengthen the financial condition of the Company and its subsidiary. The areas addressed in the Board Resolutions include restrictions on incurring additional debt, declaration and payment of dividends to the Company's shareholders, and certain capital transactions. Management of the Company believe that the Company is in substantial compliance with the provisions of the Resolutions.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------




14.  Condensed Financial Information
     -------------------------------

     Following is condensed  financial  information of Volunteer  Bancorp,  Inc.


                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                            Condensed Balance Sheets


                                                                                      December 31
                                                                                -----------------------

                                                                                 2002              2001
                                                                                 ----              ----

Assets:
   Cash                                                                   $           28,538 $          59,536
   Investment in subsidiary                                                        8,485,186         8,106,525
   Goodwill                                                                          131,259           131,259
   Deferred income tax                                                                     -             6,869
   Tax benefit receivable                                                             10,516            13,111
                                                                          ------------------ -----------------
                                                                          $        8,655,499 $       8,317,300
                                                                          ================== =================

Liabilities and stockholders' equity
   Long-term debt                                                         $        1,810,000 $       2,170,000
   Accrued interest payable                                                           11,257            15,632
   Stockholders' equity                                                            6,834,242         6,131,668
                                                                          ------------------ -----------------
                                                                          $        8,655,499 $       8,317,300
                                                                          ================== =================


                                              Volunteer Bancorp, Inc.
                                               (Parent Company Only)
                                         Condensed Statements of Earnings

                                                                                       Years Ended December 31


                                                                                 2002              2001
                                                                                 ----              ----
Income:
   Dividends from subsidiary                                              $          435,798 $         485,336
                                                                          ------------------ -----------------
Expenses:
   Interest                                                                           71,421           139,123
   Professional services                                                              21,115            40,212
   Other (income) expenses                                                            (4,405)           12,869
                                                                          ------------------ -----------------
      Total expense                                                                   88,131           192,204
                                                                          ------------------ -----------------
   Income (loss) before tax benefit and equity  in
   undistributed subsidiary income                                                   347,667           293,132
   Tax benefit                                                                        30,149            68,576
   Equity in undistributed subsidiary income                                           8,761           264,951
                                                                          ------------------ -----------------
      Net  income                                                         $          386,577 $         626,659
                                                                          ================== =================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

                             Volunteer Bancorp, Inc.
                              (Parent Company Only)
                       Condensed Statements of Cash Flows

                                                                                Years Ended December 31
                                                                                -----------------------
                                                                                 2002               2001
                                                                                 ----              -----
Operating Activities:
   Net income                                                             $          386,577 $         626,659
   Adjustment to reconcile net income to net cash
      provided by operating activities:
   Equity in undistributed subsidiary earnings                                        (8,761)         (264,951)
   Deferred income taxes                                                               6,869               270
   Amortization                                                                            -            17,883
   Decrease in other assets                                                            2,595            89,871
   (Decrease) in other liabilities                                                    (4,375)          (21,193)
                                                                          ------------------ -----------------
   Net cash provided by operating activities                                         382,905           448,539
                                                                          ------------------ -----------------
Financing activities:
   Dividends paid                                                                    (53,903)          (75,464)
   Repayment of note payable                                                        (360,000)         (325,000)
                                                                          ------------------ -----------------
   Net cash(used) provided by financing activities                                  (413,903)         (400,464)
                                                                          ------------------ -----------------
Change in cash and equivalents                                                       (30,998)           48,075
Cash and equivalents - beginning                                                      59,536            11,461
                                                                          ------------------ -----------------
Cash and equivalents - ending                                             $           28,538 $          59,536
                                                                          ================== =================


                             Volunteer Bancorp, Inc.
                              (Parent company only)
                  Condensed Statements of Comprehensive Income

                                                                                Years Ended December 31
                                                                                -----------------------

                                                                                 2002              2001
                                                                                 ----              ----

Net income                                                                $          386,577 $         626,659
                                                                          ------------------ -----------------

Other comprehensive income:
  Company's share of subsidiary's other comprehensive income
  (loss), net of tax                                                                 369,900           260,340
                                                                          ------------------ -----------------

Total comprehensive (loss) income                                         $          756,477 $         886,999
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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
15.  Fair Value of Financial Instruments
     -----------------------------------

     The fair value of financial instruments at December 31, are as follows:


                                                          2002                                      2001
                                                          ----                                      ----

                                           Carrying               Fair               Carrying               Fair
                                            Value                Value                 Value                Value
                                           --------              ------              --------               ------

Financial assets:
    Cash and due from banks          $          4,705,507 $          4,713,642  $         2,628,179  $         2,628,179
    Federal funds sold                          4,450,000            4,450,000            6,275,000            6,275,000
    Investment securities:                     28,818,746           28,820,176           26,593,781           26,593,511
    Loans, net                                 67,014,982           70,002,286           72,158,156           75,955,019
                                     -------------------- --------------------  -------------------  -------------------
                                     $        104,989,235 $        107,986,104  $       107,655,116  $       111,451,709
                                     ==================== ====================  ===================  ===================
Financial liabilities:
    Deposits                         $         99,957,757 $        103,281,008  $       103,909,655  $       107,771,715
    Securities sold under
      repurchase agreements                     2,288,784            2,288,784            1,109,603            1,109,603
    Long-term debt                              1,810,000            1,810,000            2,170,000            2,170,000
                                     -------------------- --------------------  -------------------  -------------------
                                     $        104,056,541 $        107,379,792  $       107,189,258  $       111,051,318
                                     ==================== ====================  ===================  ===================
Unrecognized financial
    instruments:
    Commitments to extend
        credit                       $                  - $                  -  $                 -  $                 -
    Standby letters of credit        $                  - $                  -  $                 -  $                 -
                                     -------------------- --------------------  -------------------  -------------------
                                     $                  - $                  -  $                 -  $                 -
                                     ==================== ====================  ===================  ===================


                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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

          Deposits:
               The fair value of demand deposits, IRAs, savings accounts and NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-rate- maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities using a discounted cash flow method.

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

16.  Profit-Sharing Plan
     -------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------


     The Board of Directors has discretion in establishing the amount of the Bank's contributions to the plan, if any. Beginning in 2002, a participant cannot elect to defer annually more than $11,000 (which amount shall
     increase  by  $1,000  each  year  to  2006)  under  all  salary   reduction
     arrangements with all employers in which the individual participates. Effective January 1, 2002, employees who are at least age 50 at any time during the calender year can make an additional $1,000 of "catch-up" elective deferrals (which "catch-up" amount will increase by $1,000 each year through 2006). The participants are fully vested in any voluntary contributions they make. The Bank contributed $15,910 and $18,530 to the plan for the years ended December 31, 2002 and 2001, respectively.

17.  Securities Sold Under Repurchase Agreements
     -------------------------------------------

     At December 31, 2002 and 2001, the carrying value of the securities sold under repurchase agreements, including accrued interest, was $3,924,710 and $2,895,706, respectively. The maximum amount outstanding during 2002 and 2001 was $2,364,513 and $1,109,603, respectively. The daily average of outstanding agreements during 2002 and 2001 was $1,748,884 and $991,783, respectively. The securities underlying the agreements are maintained under the Bank's control.

18.  Reclassification
     ----------------

     Certain reclassifications have been made to the December 31, 2001 financial statements in order to conform with the presentation of the December 31, 2001 financial statements.

19.  Impact of Recently Issued Accounting Standards
     ----------------------------------------------

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguisments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the provisions of this Statement did not have any material impact upon the financial position or results of operation of the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

     SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under this Statement, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. This Statement provides specific guidance for testing goodwill for impairment. The adoption of the provisions of this Statement did have any material impact upon the financial position or results of operation of the Company.

     SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of SFAS No. 72 and No. 144 and FASB Interpretation No. 9." SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with F=SFAS Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to the acquisitions within the scope of this Statement. In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of a financial institutions such as depositor- and borrower-relationship intangible assets and credit card holder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8
     - 14 are effective on October 1, 2002, with earlier application permitted. The adoption of the provisions of this Statement did have any material impact upon the financial position or results of operation of the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001




     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide for alternative methods of transition for a voluntary change ot the fair value based method of accounting for sock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stack-based employee compensation and the effect of the method use on the reported results. This Statement permits tow additional transition methods for entities that adopt the preferable method of accounting for stock- based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The adoption of the provisions of this Statement did have any material impact upon the financial position or results of operation of the Company.

     SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" is expected to be issued in the first quarter of 2003. This Statement establishes standards for issuers' classification as liabilities in the statement of financial position of the following financial instruments that have characteristics of both liabilities and equity: (a) Financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur even if the instrument si in th form of equity shares. (b) Financial instruments embodying, or indexed to, an obligation to repurchase an issuers' equity shares that requires or could require settlement by transfer of assets shall be classified as a liability (or in some circumstances as an asset). Examples include written put options or forward purchase contracts that are physically settled or net cash settled. (c) Financial instruments embodying an obligation that the issuer must or could settle by issuing a variable number of its equity shares shall be classified as a liability if the monetary value of the obligation is based solely or predominately on (a) a fixed monetary amount known at inception,
     (b) variations in something other than the fair value of the issuers' equity shares, or (c) variations in the fair value of the issuers' equity shares, but in the direction opposite to those variations. Examples include, but are not limited to, a payable settleable with a variable number of issuer shares, a financial instrument indexed to the S&P 500 and settleable with a variable number of issuer shares, and a written put option that could be net share settled. This Statement will be effective for all contracts created or modified after the date the Statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. For nonpublic companies, mandatory redeemable financial instruments have special presentation requirements and are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of the provisions of this Statement is not anticipated to have any material impact upon the financial position or results of operation of the Company.

20.  Selected Quarterly Financial Data (Unaudited)
     ---------------------------------------------

     Summarized  below  are  selected   financial  data  regarding   results  of
     operations for the periods indicated.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001





                                            First              Second             Third              Fourth
                                           Quarter            Quarter            Quarter            Quarter              Year
                                     ------------------- ------------------ ------------------ ------------------ ------------------
                                                                                  2002
                                     ------------------- ------------------ ------------------ ------------------ ------------------

Total interest income                $         1,829,512 $        1,874,864 $        1,769,573 $        1,684,939 $        7,158,888
Net interest income                            1,107,894          1,249,725          1,206,847          1,150,782          4,715,248
Provision for loan losses                         90,000            455,000             50,000            200,000            795,000
Non-interest income                              105,478             99,777            130,414            163,497            499,166
Non-interest expense                             894,175          1,090,092            915,309            987,332          3,886,908
Income before income taxes                       229,197           (195,590)           371,952            127,407            532,966
  (benefit) expense
Net income (loss)                    $           152,857 $         (110,055)$          247,140 $           96,635 $          386,577
                                     =================== ================== ================== ================== ==================

Common shares outstanding                        539,027            539,027            539,027            539,027            539,027
                                     =================== ================== ================== ================== ==================
Net income (loss) per
  common share outstanding           $              0.28 $           (0.20) $             0.46 $             0.18 $             0.72
                                     =================== ================== ================== ================== ==================

                                            First              Second             Third              Fourth
                                           Quarter             Quarter            Quarter            Quarter              Year
                                     ------------------- ------------------ ------------------ ------------------ ------------------
                                                                                  2001
                                     ------------------- ------------------ ------------------ ------------------ ------------------
Total interest income                $         2,393,691 $        2,353,824 $        2,218,588 $        2,020,868 $        8,986,971
Net interest income                            1,021,976          1,059,909          1,053,609          1,071,330          4,206,824
Provision for loan losses                         75,000             85,000                  -            105,000            265,000
Non-interest income                               90,139             82,962             87,136             79,647            339,884
Non-interest expense                             802,684            815,878            803,221            890,267          3,312,050
Income before income taxes                       236,431            241,993            337,524            153,710            969,658
  (benefit)
Net income                           $           152,197 $          155,084 $          214,769 $          104,609 $          626,659
                                     =================== ================== ================== ================== ==================

Common shares outstanding                        539,027            539,027            539,027            539,027            539,027
                                     =================== ================== ================== ================== ==================
Net income per
  common share outstanding           $              0.28 $             0.29 $             0.40 $             0.19 $             1.16
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





/s/  Welch & Associates, Ltd.


February 6, 2003
Nashville, Tennessee

                                      VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                                            Consolidating Balance Sheet
                                                 December 31, 2002



                                               Volunteer         Citizens Bank                             Consolidated
                                               Bancorp,             of East                                 Volunteer
                                                 Inc.              Tennessee                               Bancorp, Inc.
        ASSETS                                 (Parent)          (Subsidiary)         Eliminations        and Subsidiary
        ------                                 --------          ------------         ------------        --------------
Cash and due from banks                    $     28,538      $     4,705,507     $      (28,538)     $       4,705,507
Federal funds sold                                    -            4,450,000                   -             4,450,000
Investment in subsidiary                      8,485,186                    -         (8,485,186)                     -
Investment available for sale                         -           27,765,755                   -            27,765,755
Investments held to maturity                          -            1,052,991                   -             1,052,991
Loans, net                                            -           67,014,982                   -            67,014,982
Accrued interest receivable                           -              935,616                   -               935,616
Premises and equipment                                -            3,788,671                   -             3,788,671
Other real estate                                     -            1,241,402                   -             1,241,402
Deferred income taxes                                 -               34,962                   -                34,962
Goodwill                                        131,259                    -                   -               131,259
Other assets                                     10,516              240,354                   -               250,870
                                           ------------      ---------------     ---------------     -----------------
     Total assets                          $  8,655,499      $   111,230,240     $   (8,513,724)     $     111,372,015
                                           ============      ===============     ===============     =================


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Deposits                                 $           -     $    99,986,295     $      (28,538)     $      99,957,757
  Accrued interest payable                       11,257              400,065                   -               411,322
 Securities sold under
   repurchase agreements                              -            2,288,784                   -             2,288,784
  Other liabilities                                   -               69,910                   -                69,910
  Long-term debt                              1,810,000                    -                   -             1,810,000
                                           ------------      ---------------     ---------------     ------------------
     Total liabilities                        1,821,257          102,745,054            (28,538)           104,537,773
                                           ------------      ---------------     ---------------     ------------------
Stockholders' equity:
  Capital stock                                   5,390              666,500           (666,500)                 5,390
  Additional paid-in capital                  1,916,500            5,068,016         (5,068,016)             1,916,500
  Retained earnings                           4,557,192            2,395,510         (2,395,510)             4,557,192
 Accumulated other
    comprehensive income                        355,160              355,160           (355,160)               355,160
                                           ------------     ----------------     ---------------     ------------------
     Total stockholders' equity               6,834,242            8,485,186         (8,485,186)             6,834,242
                                           ------------     ----------------     ---------------     ------------------
     Total liabilities and
        stockholders' equity               $  8,655,499     $    111,230,240     $   (8,513,724)     $     111,372,015
                                           ============     ================     ===============     ==================

                                      F-34

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           Consolidating Balance Sheet
                                December 31, 2001





                                               Volunteer         Citizens Bank                             Consolidated
                                               Bancorp,             of East                                 Volunteer
                                                 Inc.               Tennessee                              Bancorp, Inc.
        ASSETS                                 (Parent)          (Subsidiary)         Eliminations        and Subsidiary
        ------                                 --------          ------------         ------------        --------------

Cash and due from banks                    $     59,536          $  2,628,179         $    (59,536)       $    2,628,179
Federal funds sold                                    -             6,275,000                    -             6,275,000
Investment in subsidiary                      8,106,525                     -           (8,106,525)                    -
Investment available for sale                         -            25,966,922                    -            25,966,922
Investments held to maturity                          -               626,859                    -               626,859
Loans, net                                            -            72,158,156                    -            72,158,156
Accrued interest receivable                           -             1,066,479                    -             1,066,479
Premises and equipment                                -             3,866,358                    -             3,866,358
Other real estate                                     -             1,144,770                    -             1,144,770
Deferred income taxes                             6,869               108,066                    -               114,935
Goodwill                                        131,259                     -                    -               131,259
Other assets                                     13,111               255,711                    -               268,822
                                           ------------         -------------        --------------       --------------
     Total assets                          $  8,317,300         $ 114,096,500        $  (8,166,061)       $  114,247,739
                                           ============         =============        ==============       ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Deposits                                 $          -         $ 103,969,191        $    (59,536)        $  103,909,655
  Accrued interest payable                       15,632               878,715                   -                894,347
 Securities sold under
    repurchase agreements                             -             1,109,603                   -              1,109,603
  Other liabilities                                   -                32,466                   -                 32,466
  Long-term debt                              2,170,000                     -                   -              2,170,000
                                           ------------         -------------        -------------        --------------
     Total liabilities                        2,185,632           105,989,975             (59,536)           108,116,071
                                           ------------         -------------        -------------        --------------
Stockholders' equity:
  Capital stock                                   5,390               666,500            (666,500)                 5,390
  Additional paid-in capital                  1,916,500             5,068,016          (5,068,016)             1,916,500
  Retained earnings                           4,224,518             2,386,749          (2,386,749)             4,224,518
 Accumulated other
    comprehensive income                        (14,740)              (14,740)             14,740                (14,740)
                                           ------------         -------------        -------------        --------------
     Total stockholders' equity               6,131,668             8,106,525          (8,106,525)             6,131,668
                                           ------------         -------------        -------------        --------------
     Total liabilities and
        stockholders' equity               $  8,317,300         $ 114,096,500        $ (8,166,061)        $  114,247,739
                                           ============         =============        =============        ==============


                             VOLUNTEER BANCORP, INC.
                       Consolidating Statement of Earnings
                                December 31, 2002




                                                                       Citizens                           Consolidated
                                                   Volunteer             Bank                               Volunteer
                                                    Bancorp,           of East                            Bancorp, Inc.
                                                      Inc.            Tennessee                                and
                                                    (Parent)         (Subsidiary)      Eliminations        Subsidiary
                                                   ----------         ----------       ------------       ------------

Interest income:
  Interest and fees on loans                   $                - $        5,710,663  $             -  $         5,710,663
  Interest on federal funds                                     -             73,631                -               73,631
  Interest and dividends on
     investments:
    Taxable                                                     -          1,132,633                -            1,132,633
    Exempt from federal income taxes                            -            241,961                -              241,961
                                               ------------------ ------------------ ----------------  -------------------
      Total interest income                                     -          7,158,888                -            7,158,888
                                               ------------------ ------------------ ----------------  -------------------
Interest expense:
  Interest on deposits                                          -          2,322,582                -            2,322,582
  Interest on other borrowed funds                         71,421             49,637                -              121,058
                                               ------------------ ------------------ ----------------  -------------------
    Total interest expense                                 71,421          2,372,219                -            2,443,640
                                               ------------------ ------------------ ----------------  -------------------
Net interest income                                       (71,421)         4,786,669                -            4,715,248
Provision for possible loan losses                              -            795,000                -              795,000
                                               ------------------ ------------------ ----------------  -------------------
Net interest income after loan
  provision                                               (71,421)         3,991,669                -            3,920,248
                                               ------------------ ------------------ ----------------  -------------------
Non-interest income:
  Equity in earnings of subsidiary                        444,559                  -        (444,559)                    -
  Service charges                                               -            297,299                -              297,299
  Other income                                                  -            202,317                -              202,317
                                               ------------------ ------------------ ----------------  -------------------
                                                          444,559            499,616        (444,559)              499,616
                                               ------------------ ------------------ ----------------  -------------------
Non-interest expense:
  Salaries and benefits                                         -          1,834,197                -            1,834,197
  Other                                                    16,710          2,035,991                -            2,052,701
                                               ------------------ ------------------ ----------------  -------------------
                                                           16,710          3,870,188                -            3,886,898
                                               ------------------ ------------------ ----------------  -------------------
Income before taxes                                       356,428            621,097        (444,559)              532,966
Income tax (benefit) expense                              (30,149)           176,538                -              146,389
                                               ------------------ ------------------ ----------------  -------------------
Net income                                     $          386,577 $          444,559 $      (444,559)  $           386,577
                                               ================== ================== ================  ===================


                             VOLUNTEER BANCORP, INC.
                       Consolidating Statement of Earnings
                                December 31, 2001


                                                                       Citizens                           Consolidated
                                                   Volunteer             Bank                               Volunteer
                                                    Bancorp,           of East                            Bancorp, Inc.
                                                      Inc.            Tennessee                                and
                                                    (Parent)         (Subsidiary)      Eliminations        Subsidiary
                                                   ---------         ------------      ------------       ------------

Interest income:
  Interest and fees on loans                       $            - $        7,136,898  $             -  $        7,136,898
  Interest on federal funds                                     -            233,982                -             233,982
  Interest and dividends on
    investments:
    Taxable                                                     -          1,490,965                -            1,490,965
    Exempt from federal income taxes                            -            125,126                -              125,126
                                               ------------------ ------------------  ---------------- -------------------
      Total interest income                                     -          8,986,971                -            8,986,971
                                               ------------------ ------------------  ---------------- -------------------
Interest expense:
  Interest on deposits                                          -          4,581,452                -            4,581,452
  Interest on other borrowed funds                        139,123             59,572                -              198,695
                                               ------------------ ------------------  ---------------  -------------------
    Total interest expense                                139,123          4,641,024                -            4,780,147
                                               ------------------ ------------------  ---------------  -------------------
Net interest income                                      (139,123)         4,345,947                -            4,206,824
Provision for possible loan losses                              -            265,000                -              265,000
                                               ------------------ ------------------  ---------------  -------------------
Net interest income after loan
   provision                                             (139,123)         4,080,947                -            3,941,824
                                               ------------------ ------------------  ---------------  -------------------
Non-interest income:
  Equity in earnings of subsidiary                        750,287                  -        (750,287)                    -
  Service charges                                               -            164,833                -              164,833
  Other income                                                  -            175,051                -              175,051
                                               ------------------ ------------------  ---------------  -------------------
                                                          750,287            339,884        (750,287)              339,884
                                               ------------------ ------------------  ---------------  -------------------
Non-interest expense:
  Salaries and benefits                                         -          1,742,511                -            1,742,511
  Other                                                    53,081          1,516,458                -            1,569,539
                                               ------------------ ------------------  ---------------  -------------------
                                                           53,081          3,258,969                -            3,312,050
                                               ------------------ ------------------  ---------------  -------------------
Income before taxes                                       558,083          1,161,862        (750,287)              969,658
Income tax (benefit) expense                              (68,576)           411,575                -              342,999
                                               ------------------ ------------------  ---------------  -------------------
Net income                                     $          626,659 $          750,287  $     (750,287)  $           626,659
                                               ================== ==================  ===============  ===================



                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                      Consolidating Statement of Cash Flows
                                December 31, 2002



                                                                         Citizens                           Consolidated
                                                       Volunteer           Bank                              Volunteer
                                                       Bancorp,           of East                           Bancorp, Inc.
                                                         Inc.            Tennessee                               and
                                                       (Parent)         (Subsidiary)       Eliminations     Subsidiary
                                                   ----------------- ----------------- ----------------- ----------------

Cash Flows From Operating Activities:
  Net income                                       $         386,577 $         444,559 $       (444,559) $        386,577
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Subsidiary earnings undistributed                         (8,761)                -            8,761                 -
    Deferred income taxes                                      6,869          (153,609)               -          (146,740)
    Provision for loan losses                                      -           795,000                -           795,000
    Depreciation and amortization                                  -           205,483                -           205,483
    Securities (gains)                                             -           (39,222)               -           (39,222)
    FHLB stock dividends                                           -           (16,400)               -           (16,400)
    Decrease in other assets                                   2,595            49,588                -            52,183
    (Decrease) in other liabilities                           (4,375)         (441,206)               -          (445,581)
                                                   ----------------- ----------------- ----------------- -----------------
  Net cash provided by operating activities                  382,905           844,193         (435,798)          791,300
                                                   ----------------- ----------------- ----------------- -----------------
Cash Flows From Investing Activities:
    {Increase) in investment securities                            -        (1,572,730)               -        (1,572,730)
    Decrease in loans                                              -         4,348,174                -         4,348,174
    Capital expenditures                                           -          (127,796)               -          (127,796)
                                                   ----------------- ----------------- ----------------- -----------------
  Net cash provided by investing activities                        -         2,647,648                -         2,647,648
                                                   ----------------- ----------------- ----------------- -----------------
Cash Flows From Financing Activities:
    (Decrease) in deposits                                         -        (3,982,896)          30,998        (3,951,898)
    Increase in securities sold under
      repurchase agreements                                        -         1,179,181                -         1,179,181
    Dividends paid                                           (53,903)         (435,798)         435,798           (53,903)
    Repayment of long-term debt                             (360,000)                -                -          (360,000)
                                                   ----------------- ----------------- ----------------- -----------------
  Net cash (used) by financing activities                   (413,903)       (3,239,513)         466,796        (3,186,620)
                                                   ----------------- ----------------- ----------------- -----------------
Change in cash and equivalents                               (30,998)          252,328           30,998           252,328
Cash and equivalents - beginning                              59,536         8,903,179          (59,536)        8,903,179
                                                   ----------------- ----------------- ----------------- -----------------
Cash and equivalents - ending                      $          28,538 $       9,155,507 $        (28,538) $      9,155,507
                                                   ================= ================= ================= =================



                                       VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                                        Consolidating Statement of Cash Flows
                                                  December 31, 2001


                                                                         Citizens                           Consolidated
                                                       Volunteer           Bank                              Volunteer
                                                       Bancorp,           of East                           Bancorp, Inc.
                                                         Inc.            Tennessee                               and
                                                       (Parent)         (Subsidiary)       Eliminations     Subsidiary
                                                   ----------------- ----------------- ----------------- ------------------
Cash Flows From Operating Activities:
  Net income                                       $         626,659 $         750,287   $      (750,287) $         626,659
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Subsidiary earnings undistributed                       (264,951)                -           264,951                  -
    Deferred income taxes                                        270            46,589                 -             46,859
    Provision for loan losses                                      -           265,000                 -            265,000
    Depreciation and amortization                             17,883           223,348                 -            241,231
    Securities (gains)                                             -           (25,260)                -            (25,260)
    FHLB stock dividends                                           -           (22,800)                -            (22,800)
    Decrease (increase) in other assets                       89,871          (491,117)         (102,982)          (504,228)
    (Decrease) in other liabilities                          (21,193)         (419,035)          102,982           (337,246)
                                                   ----------------- -----------------   ---------------  -----------------
  Net cash provided by operating activities                  448,539           327,012          (485,336)           290,215
                                                   ----------------- -----------------   ---------------  -----------------
Cash Flows From Investing Activities:
    Decrease in investment securities                              -           363,400                 -            363,400
    Decrease in loans                                              -           615,764                 -            615,764
    Capital expenditures                                           -           (37,662)                -            (37,662)
                                                   ----------------- -----------------   ---------------  -----------------
  Net cash provided by investing activities                        -           941,502                 -            941,502
                                                   ----------------- -----------------   ---------------  -----------------
Cash Flows From Financing Activities:
    (Decrease) in deposits                                         -        (2,049,956)          (48,075)        (2,098,031)
    Increase in securities sold under
      repurchase agreements                                        -            57,090                 -             57,090
    Dividends paid                                           (75,464)         (485,336)          485,336            (75,464)
    Repayment of long-term debt                             (325,000)                -                 -           (325,000)
                                                   ----------------- -----------------   ---------------  -----------------
  Net cash (used) by financing activities                   (400,464)       (2,478,202)          437,261         (2,441,405)
                                                   ----------------- -----------------   ---------------  -----------------
Change in cash and equivalents                                48,075        (1,209,688)          (48,075)        (1,209,688)
Cash and equivalents - beginning                              11,461        10,112,867           (11,461)        10,112,867
                                                   ----------------- -----------------   ---------------  -----------------
Cash and equivalents - ending                      $          59,536 $       8,903,179   $       (59,536) $       8,903,179
                                                   ================= =================   ===============  =================



                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                Consolidating Statements of Comprehensive Income
                           December 31, 2002 and 2001



                                                 December 31, 2002
-------------------------------------------------------------------------------------------------------------------------


                                                                       Citizens                            Consolidated
                                                    Volunteer            Bank                               Volunteer
                                                     Bancorp,           of East                            Bancorp, Inc.
                                                       Inc.            Tennessee                               and
                                                     (Parent)        (Subsidiary)       Eliminations        Subsidiary
                                                     --------        ------------       ------------       ------------


Net income                                      $          386,577 $         444,559 $        (444,559) $         386,577
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income, before tax:
Unrealized gain on securities available or sale:
Unrealized holding gains arising
  during the period                                              -           635,835                 -            635,835
Less: reclassification adjustments for
   gains included in net income                                  -            39,222                 -             39,222
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income                                       -           596,613                 -            596,613
Income taxes                                                     -          (226,713)                -           (226,713)
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income net of
  income taxes                                                   -           369,900                 -            369,900
Company's share of subsidiary's other
  comprehensive income, net of tax                         369,900                 -          (369,900)                 -
                                                ------------------ ----------------- ------------------ ------------------
Total comprehensive income                      $          756,477 $         814,459 $        (814,459) $         756,477
                                                ================== ================= ================== ==================


                                                 December 31, 2001
--------------------------------------------------------------------------------------------------------------------------

Net income                                      $          626,659 $         750,287 $        (750,287) $         626,659
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income, before
 tax
Unrealized gains on securities available for sale:
Unrealized holding gains arising during
 the period                                                      -           445,164                 -            445,164
Less: reclassification adjustments for
  (Losses) included in net income                                -            25,260                 -             25,260
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income                                       -           419,904                 -            419,904
Income taxes                                                     -          (159,564)                -           (159,564)
                                                ------------------ ----------------- ------------------ ------------------
Other comprehensive income net of
 income taxes                                                    -           260,340                 -            260,340
Company's share of subsidiary's other
 comprehensive income, net of tax                          260,340                 -          (260,340)                 -
                                                ------------------ ----------------- ------------------ ------------------
Total comprehensive income                      $          886,999 $       1,010,627 $      (1,010,627) $         886,999
                                                ================== ================= ================== ==================
