Form 10QSB
period 2003-03-31
VOLUNTEER BANCORP INC
filed 2003-05-12
CIK 947440

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]               QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]               TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                         -------------   -----------------
Commission file number 33-94050

                             VOLUNTEER BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Tennessee                                                      62-1271025
--------------------------------------------------------------------------------
(State of other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

               210 East Main Street, Rogersville, Tennessee 37879
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (423) 272-2200
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.Yes X No
                                                                         --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 539,027 as of May 9, 2003.

     Transitional Small Business Disclosure Format (check one);       Yes  No X
                                                                         --   --

                             VOLUNTEER BANCORP, INC.

                                      INDEX

                                                                        Page No.
Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets March
         31, 2003 and 2002 (Unaudited)                                        3

         Condensed Consolidated Statements of Earnings
         For The Three Months Ended March 31, 2003
         and 2002  (Unaudited)                                                4

         Condensed Consolidated Statements of Cash Flows
         For The Three Months Ended March 31, 2003 and
         2002 (Unaudited)                                                     5

         Condensed Consolidated Statements of Comprehensive
         Income For the Three Months Ended March 31, 2003
         and 2002 (Unaudited)                                                 6

         Notes to Unaudited Condensed Consolidated Financial
         Statements Three Months Ended March 31, 2003 and 2002                8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       12

Item 3.  Controls and Procedures                                             20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Securities                                               20

Item 3.  Defaults upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Securities Holders               20

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                   21

CERTIFICATIONS                                                               22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Volunteer Bancorp, Inc. and subsidiary as of March 31, 2003 and 2002, and the related condensed consolidated statements of earnings, condensed consolidated statements of cash flows, and condensed consolidated statements of comprehensive income for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Volunteer Bancorp, Inc.

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





/s/ Welch & Associates, Ltd.

Welch & Associates, Ltd.
Nashville, Tennessee
April 17, 2003

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                             March 31, 2003 and 2002

                   (Unaudited- See Accountants' Review Report)
--------------------------------------------------------------------------------

                 ASSETS                                                                      2003                 2002
                 ------                                                                  -----------          -----------
Cash and due from banks                                                         $          3,971,679 $          2,932,724
Federal fund sold                                                                          4,325,000            5,850,000
                                                                                -------------------- --------------------
  Total cash and cash equivalents                                                          8,296,679            8,782,724
Investment securities available for sale (amortized cost of
  $27,322,624 and $28,038,407, respectively)                                              27,717,705           27,737,118
Investment securities held to maturity (estimated market
  value of $954,833 and $617,255)                                                            941,428              622,683
Loans, less allowances for loan losses of $1,088,528 and
  $915,601, respectively                                                                  68,756,048           69,732,825
Accrued interest receivable                                                                  831,477              890,562
Premises and equipment, net                                                                3,761,385            3,815,994
Deferred income taxes                                                                         79,047              223,518
Other real estate                                                                          1,156,485            1,177,589
Cash value of life insurance                                                               2,009,159                    -
Goodwill                                                                                     131,259              131,259
Other assets                                                                                 223,620              280,714
                                                                                -------------------- --------------------


Total assets                                                                    $        113,904,292 $        113,394,986
                                                                                ==================== ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Deposits:
  Non-interest bearing                                                          $         13,381,870 $         12,023,699
  Interest bearing                                                                        89,676,886           91,517,672
                                                                                -------------------- --------------------
      Total deposits                                                                     103,058,756          103,541,371
Note payable (note 3)                                                                      1,415,000            1,810,000
Interest payable                                                                             383,830              574,066
Securities sold under repurchase agreements                                                1,990,690            1,210,822
Other accrued taxes, expenses and liabilities                                                170,452              200,164
                                                                                -------------------- --------------------
  Total liabilities                                                                      107,018,728          107,336,423
                                                                                -------------------- --------------------

Stockholders' equity:
  Common stock, $0.01 par value, 1,000,000 shares
  authorized, 539,027 shares issued and outstanding                                            5,390                5,390
Additional paid-in capital                                                                 1,916,500            1,916,500
Retained earnings                                                                          4,718,724            4,323,472
Accumulated other comprehensive income                                                       244,950             (186,799)
                                                                                -------------------- --------------------
  Total stockholders' equity                                                               6,885,564            6,058,563
                                                                                -------------------- --------------------

   Total liabilities and stockholders' equity                                   $        113,904,292 $        113,394,986
                                                                                ==================== ====================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings

               For The Three Months Ended March 31, 2003 and 2002

--------------------------------------------------------------------------------
                  (Unaudited - See Accountants' Review Report)

                                                                                              2003                 2002
                                                                                          ----------           ----------
Interest Income:
     Interest and fees on loans                                                 $          1,241,197 $          1,485,562
     Interest on federal funds                                                                11,659               22,102
     Interest on investment securities:
          Taxable                                                                            232,550              278,311
          Exempt from Federal income taxes                                                    71,585               43,537
                                                                                -------------------- --------------------

    Total interest income                                                                  1,556,991            1,829,512
                                                                                -------------------- --------------------

Interest Expense:
     Interest on deposits                                                                    444,243              690,024
     Other borrowed funds                                                                     25,779               31,594
                                                                                -------------------- --------------------

              Total interest expense                                                         470,022              721,618
                                                                                -------------------- --------------------

Net interest income                                                                        1,086,969            1,107,894
Provision for possible loan losses                                                           100,000               90,000
                                                                                -------------------- --------------------
Net interest income after provision for possible loan losses                                 986,969            1,017,894
                                                                                -------------------- --------------------

Non-interest income:
     Service charges on deposits                                                             107,447               38,985
     Other service charges and fees                                                            2,703                7,476
     Securities gains                                                                        106,466               34,242
     Other non-interest income                                                                36,368               24,775
                                                                                -------------------- --------------------
               Total non-interest income                                                     252,984              105,478
                                                                                -------------------- --------------------

Non-interest expense:
     Salaries and employee benefits                                                          504,624              439,087
     Occupancy expense                                                                        70,597               69,963
     Furniture and equipment expense                                                          96,626              101,854
     Other non-interest expense                                                              341,495              283,271
                                                                                -------------------- --------------------
                Total non-interest expense                                                 1,013,342              894,175
                                                                                -------------------- --------------------

  Income before income taxes                                                                 226,611              229,197
     Income tax expense                                                                       65,079               76,340
                                                                                -------------------- --------------------

                Net income                                                      $            161,532  $           152,857
                                                                                ==================== ====================

Income per common share                                                         $               0.30  $              0.28
                                                                                ==================== ====================

Common shares outstanding                                                                    539,027              539,027
                                                                                ==================== ====================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

               For The Three Months Ended March 31, 2003 and 2002

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                                   2003                   2002
                                                                                               ----------             ----------
Cash Flows from Operating Activities:
   Net income                                                                       $             161,532  $             152,857
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Deferred income taxes                                                                        23,463                 (3,127)
      Provision for possible loan losses                                                          100,000                 90,000
      Provision for depreciation                                                                   48,563                 54,679
      FHLB stock dividends                                                                         (3,600)                (3,900)
      (Gain) on securities                                                                       (106,466)               (34,242)
      Decrease in interest receivable                                                             104,139                175,917
      Decrease (increase) other assets                                                            103,008                (44,711)
      Increase (decrease) in other liabilities                                                     73,050               (152,583)
                                                                                    ---------------------  ---------------------
   Net cash provided (used) by operating activities                                               503,689                234,890
                                                                                    ---------------------  ---------------------
Cash Flows from Investing Activities:
       Purchase life insurance policies                                                        (2,000,000)                     -
       Proceeds from calls and maturity of held to maturity securities                            111,563                  4,176
       Purchase of investment securities available for sale                                   (10,232,562)            (5,969,841)
       Proceeds from calls and maturity of investments available for
           sale                                                                                 4,308,838              1,000,000
      Proceeds from sale of investments available for sale                                      5,904,082              2,960,272
      Net (increase) decrease in loans                                                         (1,841,066)             2,335,331
      Capital expenditures                                                                        (21,277)                (4,315)
                                                                                    ---------------------  ---------------------
   Net cash provided (used) in investing activities                                            (3,770,422)               325,623
                                                                                    ---------------------  ---------------------
Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW accounts, IRA and
        savings accounts                                                                        3,636,886              3,557,616
      Net (decrease) in certificates of deposit                                                  (535,887)            (3,925,900)
      Repayment of note payable                                                                  (395,000)              (360,000)
      Net (decrease) increase in securities sold under repurchase
    agreements                                                                                   (298,094)               101,219
      Dividends paid                                                                                    -                (53,903)
                                                                                    ---------------------  ---------------------
   Net cash (used) provided by financing activities                                             2,407,905               (680,968)
                                                                                    ---------------------  ---------------------
   (Decrease) in cash and cash equivalents                                                       (858,828)              (120,455)
Cash and cash equivalents beginning of period                                                   9,155,507              8,903,179
                                                                                    ---------------------  ---------------------
Cash and cash equivalents end of period                                             $           8,296,679  $           8,782,724
                                                                                    =====================  =====================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                      $             497,514  $           1,041,899
                                                                                    =====================  =====================
      Income taxes                                                                  $              21,454  $              31,776
                                                                                    =====================  =====================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income

               For The Three Months Ended March 31, 2003 and 2002

                  (Unaudited - See Accountants' Review Report)
--------------------------------------------------------------------------------

                                                                                             2003                 2002
                                                                                         -----------          -----------


Net income                                                                          $            161,532  $           152,857
                                                                                    --------------------  -------------------

Other comprehensive income (loss), before tax:
   Unrealized (loss) on securities available for sale:
     Unrealized holding (losses) arising during the period                                       (71,292)            (311,757)
     Less: reclassification adjustment for (gains)
          included in net income                                                                (106,466)             (34,242)
                                                                                    --------------------  -------------------
   Other comprehensive (loss) income                                                            (177,758)            (345,999)
Income taxes related to other comprehensive (loss) income                                        (67,548)            (105,456)
                                                                                    --------------------  -------------------
Other comprehensive (loss), net of tax                                                          (110,210)            (240,543)
                                                                                    --------------------  -------------------
Total comprehensive (loss) income                                                   $             51,322  $           (87,686)
                                                                                    ====================  ===================






















The accompanying notes are an integral part of these condensed consolidated financial statements.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 2003 and 2002
--------------------------------------------------------------------------------

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 2003 and 2002
--------------------------------------------------------------------------------

     SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of SFAS No. 72 and No. 144 and FASB Interpretation No. 9." SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to the acquisitions within the scope of this Statement. In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of a financial institutions such as depositor-and borrower-relationship intangible assets and credit card holder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8
     - 14 are effective on October 1, 2002, with earlier application permitted. The adoption of the provisions of this Statement did have any material impact upon the financial position or results of operation of the Company.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide for alternative methods of transition for a voluntary change of the fair value based method of accounting for sock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stack-based employee compensation and the effect of the method use on the reported results. This Statement permits tow additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The adoption of the provisions of this Statement did have any material impact upon the financial position or results of operation of the Company.

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 2003 and 2002
--------------------------------------------------------------------------------

     SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" is expected to be issued in the first quarter of 2003. This Statement establishes standards for issuers' classification as liabilities in the statement of financial position of the following financial instruments that have characteristics of both liabilities and equity: (a) Financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur even if the instrument is in the form of equity shares. (b) Financial instruments embodying, or indexed to, an obligation to repurchase an issuers' equity shares that requires or could require settlement by transfer of assets shall be classified as a liability (or in some circumstances as an asset). Examples include written put options or forward purchase contracts that are physically settled or net cash settled. (C)) Financial instruments embodying an obligation that the issuer must or could settle by issuing a variable number of its equity shares shall be classified as a liability if the monetary value of the obligation is based solely or predominately on (a) a fixed monetary amount known at inception,
     (b) variations in something other than the fair value of the issuers' equity shares, or (C)) variations in the fair value of the issuers' equity shares, but in the direction opposite to those variations. Examples include, but are not limited to, a payable settleable with a variable number of issuer shares, a financial instrument indexed to the S&P 500 and settleable with a variable number of issuer shares, and a written put option that could be net share settled. This Statement will be effective for all contracts created or modified after the date the Statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. For nonpublic companies, mandatory redeemable financial instruments have special presentation requirements and are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of the provisions of this Statement is not anticipated to have any material impact upon the financial position or results of operation of the Company.

3.   Note payable
     The Company's long-term debt consists of a single note payable in the amount of $1,415,000 and $1,810,000 at March 31. 2003 and 2002,
     respectively, due an unaffiliated national bank. Currently, the interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31. 2003 the rate on the note was 3.3% per annum. Principal, unless accelerated, is payable annually on January 31, as follows:


               January 31,                     Principal Due
               -----------                     -------------
                  2004                                    435,000
                  2005                                    470,000
          2006 (Final Maturity)                           510,000
                                           ----------------------
                                           $            1,415,000
                                           ======================

                    VOLUNTEER BANCORP, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                     Three Months Ended March, 2003 and 2002
--------------------------------------------------------------------------------

     The Company owns 100% of the stock of Citizens Bank of East Tennessee all of which has been pledged to the lender to secure the note payable.

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

     The Company has previously notified the lender of the Company's violation of the loan covenants set forth above. The lender has not yet notified the Company that the loan is in default. If notified, the Company anticipates the lender to first pursue remedies other than foreclosure. Accordingly, the Company expects that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

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

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS
                      As of And For The Three Months Ended
                            March 31, 2003 and 2002
                                   (Unaudited)



                                                                2003           2002
                                                            ------------   ------------
Net earnings                                                $ 161,532      $  152,857
Per common share data:
    Net earnings per common share                           $    0.30      $     0.28
    Book value                                              $   12.77      $    11.24
Ratio:
  Return on average assets                                       0.58%           0.54%
    Return on average common equity                              9.42%          10.03%
    Net interest margin (taxable equivalent basis)               4.37%           4.31%
    Expense ratio                                                3.61%           3.14%
    Allowance for loan losses/loans                              1.56%           1.29%
    Non-performing loans/loans                                   3.03%           3.72%
    Non-performing assets/loans and foreclosed properties        4.61%           5.30%
    Shareholders' equity/total assets                            6.05%           5.34%
    Leverage ratio (tangible capital/tangible assets)            5.80%           5.38%


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As Of and for the Three Months Ended March 31, 2003 and 2002
------------------------------------------------------------
The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2002 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2003, included elsewhere herein, and the supplemental financial data included herein.

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

                  - business plans for the year 2003 and beyond including underwriting criteria.

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

SUMMARY

The Company reported net income for the first quarter of 2003 of $161,532, or $0.30 per common share, compared to net income of $152,857, or $0.28 for the same period a year ago. Our returns on average assets and average common equity were 0.58% and 9.42%, respectively, for the quarter compared to 0.54% and 10.03% for the same period last year.

FINANCIAL CONDITION

Earning Assets.
Average earning assets for the three months ended March 31, 2003 totaled $103,712,000 which represents 92.35% of average total assets. Earning assets totaled $103,749,000 at March 31, 2003. Average earning assets for the three months ended March 31, 2002 totaled $104,920,000, which represents 92.23% of average total assets. Earning assets totaled $103,943,000 at March 31, 2002.

Loan Portfolio.
The Company's average loans for the three months ended March 31, 2003 were $68,705,000 and for the three months ended March 31, 2002 were $71,626,000. The balance in total loans at March 31, 2003 was $69,845,000 and at March 31, 2002 was $70,648,000.

Investment  Portfolio.
The Company's investment securities portfolio averaged $30,152,000 for the three months ended March 31, 2003 and $27,469,000 for the three month ended March 31, 2002. The portfolio totaled $28,659,000 at March 31, 2003 and $28,360,000 at
March 31, 2002.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Available for Sale" and "Held to Maturity." The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At March 31, 2003 there was a net unrealized gain in the Available for Sale securities of $395,081 and there was a net unrealized loss of $301,289 at March 31, 2002.

Cash Value of Life Insurance.
During the first quarter of 2003, the Company invested in Bank owned life insurance. The average balance of the cash surrender value of the life insurance polices was $711,000 for the three months ended March 31, 2003. The cash surrender value totaled $2,009,000 at March 31, 2003.

Deposits.
The Company's average deposits were $103,539,000 for the three months ended March 31, 2003. This included average non-interest bearing deposits of $12,596,000, average certificates of deposit of $60,317,000, average savings deposits of $7,365,000 and average interest bearing transaction accounts of $23,261,000.

The Company's average deposits for the three months ended March 31, 2002 were $103,589,000. This included average non-interest bearing deposits of $11,807,000, average certificates of deposit of $65,876,000, average savings deposits of $6,725,000 and average interest bearing transaction accounts of $19,181,000.

Deposits at March 31, 2003 totaled $103,059,000 and totaled $103,541,000 at March 31, 2002.

Securities Sold Under Repurchase Agreements.
The Company's average balance of securities sold under repurchase agreements for the three months ended March 31, 2003 was $2,132,000 and the average was $1,161,000 for the three months ended March 31, 2002. The total outstanding under these agreements at March 31, 2003 was $1,991,000 and the total outstanding at March 31, 2002 was $1,211,000.

Note Payable.
The Company's note payable consists of a single note payable in the amount of $1,415,000 due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31, 2003 the rate on the note was 3.3% per annum. Principal is payable annually commencing January 31, 1996 and each January 31 thereafter. Interest expense for the three months ended March 31, 2003 totaled $14,000. The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company. The Company is in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

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

The Company has previously notified the lender of the Company's violation of the loan covenants set forth above that could lead to the lender declaring the note in default. The lender has not yet notified the Company that the loan is in default under the terms of the loan agreement. If notified, the Company anticipates the lender to first pursue remedies other than foreclosure. Accordingly, the Company expects that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

Capital Resources.
Shareholder's equity totaled $6,885,564 as of March 31, 2003. This included $5,390 of common stock, $1,916,500 of additional paid-in capital, $4,718,724 of retained earnings and accumulated other comprehensive income consisting of an unrealized gain on Securities Available for Sale, net of deferred taxes, of $244,950.

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

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment securities. Additional sources of liquidity are loan repayments and possible prepayments from the mortgage backed securities in the investment portfolio. At March 31, 2003 and 2002, the Company had investments in federal funds of $4,325,000 and $5,850,000, respectively.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Additional sources of liquidity are Federal Home Loan Bank Advances, federal funds purchased, and securities sold under repurchase agreements.

The Company has an agreement with the Federal Home Loan Bank whereby the Company may borrower up to an amount, $6,000,000 at March 31, 2003, established by the Federal Home Loan Bank.

The Company is required to maintain eligible collateral, consisting of first mortgages on one-to-four family residential properties, representing 150 percent of the current outstanding balance of all advances. There were no advances outstanding at March 31, 2003 and 2002. At March 31, 2003, the Company had $2,500,000 of federal funds purchase lines available at three correspondent banks. There were no federal funds purchased at March 31, 2003 and 2002. The Company has agreements with customers, who must meet certain criteria established by the Company, whereby the Company sells the customer investment securities under agreements to repurchase the securities. The securities underlying the agreements are maintained under the Company's control. The outstanding balance under these agreements was $1,991,000 and $1,211,000 at March 31, 2003 and 2002, respectively.

Additional capital funds or long-term debt are anticipated to be necessary during the next twelve to eighteen months. There is no assurance that additional capital funds or other long-term debt can be obtained under current market conditions. The additional funds required are approximately $1,415,000 or the amount necessary to replace the Company's current note payable if earnings are not sufficient to permit the Bank to pay dividends in an amount to allow the Company to service its debt. The Bank must also consider its overall capital position in determining the amount of dividends that can be paid to the Company. Thus after any dividend payment, the Bank must still satisfy all regulatory capital requirements which may otherwise limit the amount of dividends the Bank can pay. If the Company is able to obtain new debt funding, the Company anticipates that the terms would be less favorable than exist under the Company's current note payable.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net  Interest  Income.
Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense incurred on interest bearing deposits and other borrowed funds. The following discussion is based on a fully taxable equivalent basis.

Net  interest  income  for  the  three  months  ended  March  31,  2003  totaled
$1,087,000. This was a result of interest income of $1,557,000 and interest expense of $470,000. Interest and fee income on loans totaled $1,241,000, interest income on the investment portfolio totaled $304,000, and interest income on federal funds sold totaled $12,000. Interest expense included $388,000 on certificates of deposit, $47,000 on interest bearing transaction accounts, $9,000 on savings accounts, $12,000 on securities sold under repurchase agreements, and $14,000 on the note payable.

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

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate incurred for all funds used to support those earning assets.

The net interest margin for the three months ended March 31, 2003 was 4.37%. The net cost of funds, defined as interest expense divided by average earning assets was 1.81% and the yield on earning assets was 6.18% for the three months ended March 31, 2003. The net interest margin for the three months ended March 31, 2002 was 4.31%. The net cost of funds for the three months ended March 31, 2002 was 2.75% and the yield on earning assets was 7.06%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate incurred on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest rate margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discourage investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the three months ended March 31, 2003 was 4.15% and it was 4.02% for the three months ended March 31, 2002.

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

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $100,000 for the three months ended March 31, 2003. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and
non-performing   loans,   specific   known  risk,  the  status  and  amount  of
non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for possible loan losses.

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

The allowance for loan losses at March 31, 2003 was 1.56% of loans and approximately 33% of non-performing assets. Management believes that the $1,089,000 at March 31, 2003 in the allowance for possible loan losses is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-Performing  Assets.
Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual and loans past due more than 90 days and still accruing interest. Non-performing assets at March 31, 2003 were $3,276,000, or 4.61% of loans and foreclosed properties. Non-performing assets at March 31, 2003 consisted of non-accrual loans of $1,591,000, loans past due 90 days and still accruing interest of $529,000 and foreclosed real estate of $1,156,000.

Non-performing assets at March 31, 2002 were $3,804,000, or 5.30% of loans and foreclosed assets. Non-performing assets at March 31, 2002 consisted of non-accrual loans of $622,000 loans past due 90 days and still accruing interest of $2,005,000 and foreclosed real estate of $1,177,000.

The balance in non-performing assets is primarily attributable to commercial real estate and real estate construction loans in which management does not anticipate incurring material losses. Senior management has strengthened the underwriting criteria for real estate construction and commercial real estate lending in order to decrease the risk associated with these types of loans. In addition, in February, 2002, the Company hired an experienced senior credit officer to oversee credit administration, including policies and procedures, underwriting, and credit analysis.

Non-Interest  Income.
Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and securities gains and losses. Total non-interest income was $253,000 for the three months ended March 31, 2003. This included $107,000 from service charges on deposit accounts, $3,000 from other service charges and fees, $106,000 of securities gains, and $37,000 of other non-interest income.

Total non-interest income for the three months ended March 31, 2002 was $105,000. This included $39,000 from service charges on deposit accounts, $7,000 from other service charges and fees, $34,000 of securities gains, and $25,000 of other non-interest income.

The increase in total non-interest income is mainly attributable to an increase in service charges on deposits and securities gains.

Non-Interest Expense.
Non-interest expense for the three months ended March 31, 2003 was $1,013,000. This consisted of $505,000 of salaries and employee benefits, $71,000 of occupancy expenses, $97,000 of furniture and equipment expense, and $341,000 of other non-interest expenses. Other non-interest expenses include advertising, supplies and printing, telephone, postage, and legal and accounting fees. Non-interest expenses for the first quarter of 2003 increased $118,000 compared to the first quarter of 2003 primarily for costs associated with increased staffing.

Non-interest expense for the three months ended March 31, 2002 was $894,000. This consisted of $439,000 of salaries and employee benefits, $70,000 of occupancy expenses, $102,000 of furniture and equipment expense, and $283,000 of other non-interest expenses.

Income Taxes.
For the three months ended March 31, 2003, the Company incurred income tax expense of $65,000. For the three months ended March 31, 2002, the Company incurred income tax expense of $76,000. Approximately $72,000 of income earned for the three months ended March 31, 2003 is exempt from federal income taxes. Approximately $44,000 of the income earned during the three months ended March 31, 2002 is exempt from federal income taxes.

RETURN ON ASSETS AND EQUITY

Return on assets (annualized net income divided by average total assets) for the three months ended March 31, 2003 was 0.58%. Return on assets for the three months ended March 31, 2002 was 0.54%.

Return on equity (annualized net income divided by average equity) for the three months ended March 31, 2003 was 9.42% and it was 10.03% for the three months ended March 31, 2002.

Equity to assets (average equity divided by average total assets) was 6.05% for the three months ended March 31, 2003 and it was 5.36% for the three months ended March 31, 2002.

The dividend payout ratio (dividends declared divided by net income) for the three months ended March 31, 2002 was 70.61%. There were no dividends declared for the three months ended March 31, 2003.

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

Item 3. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.
          ------------------------------------------------

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




                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

          None

Item 2. Changes in Securities

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 23.1  Consent of Welch & Associates

          Exhibit 99.1* Certification  Pursuant to 18 U.S.C.  Section  1350,  as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reed D. Matney, the President of Volunteer Bancorp, Inc. on May 12, 2003.

          Exhibit 99.2* Certification  Pursuant to 18 U.S.C.  Section  1350,  as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Greg Oliver, Vice President and Cashier of Volunteer Bancorp, Inc. on May 12, 2003.
------------------

  * A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

     (b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.
                                       (Registrant)


Date: May 12, 2003                     /s/ Reed D. Matney
                                       -----------------------------------------
                                       Reed D. Matney, President
                                       (principal executive officer)


Date: May 12, 2003                     /s/ Greg Oliver
                                       -----------------------------------------
                                       Greg Oliver, Vice President and Cashier

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evalauation Date"); and

     c)   presented  in  this  quartelry   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not mateiral, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 12, 2003                              /s/  Reed D. Matney
                                                 ------------------------------
                                                 Reed D. Matney
                                                 President

                   Cerfication of Vice President and Cashier
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

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


Date: May 12, 2003                                  /s/ Greg Oliver
                                                    ---------------------------
                                                    Greg Oliver
                                                    Vice President and Cashier