Form 10QSB
period 2003-06-30
VOLUNTEER BANCORP INC
filed 2003-08-14
CIK 947440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from             to
                                         ------------   -------------
                          Commission File No. 000-22473

                             Volunteer Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                     62-1271025
         ---------                                     ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

               210 East Main Street, Rogersville, Tennessee 37879
              ----------------------------------------------------
                     Address of principal executive offices

         Registrant's telephone number, including area code 423-272-2200
                                                            ------------

                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date: 539,027 as of August 13, 2003.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                             VOLUNTEER BANCORP, INC.


                                      INDEX


Part I        Financial Information                                        Page

                Item 1.  Financial Statements

                  Consolidated Balance Sheet as of June 30, 2003             3

                  Consolidated Statements of Income for the Three and
                   Six Months Ended June 30, 2003 and June 2002              4

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2003 and June 2002                 5

                  Notes to Consolidated Financial Statements               6-7


                Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-11

                Item 3.  Controls and Procedures                            11

Part II       Other Information

                Item 1.  Legal Proceedings                                  12

                Item 2.  Changes in Securities                              12

                Item 3.  Defaults upon Senior Securities                    12

                Item 4.  Submission of Matters to a Vote of Securities
                         Holders                                            12

                Item 5.  Other Information                                  12

                Item 6.  Exhibits and Reports on Form 8-K                   13


Signatures                                                                  14

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  June 30, 2003
                                   (Unaudited)


ASSETS
Cash and due from banks                                       $        2,941,124
Federal funds sold                                                     2,417,829
                                                              ------------------
   Total cash and cash equivalents                                     5,358,953
Investment securities
  Available for sale                                                  30,919,700
  Held to maturity                                                       717,630
Loans, net (allowance for loan losses $952,901)                       67,057,312
Federal Home Loan Bank stock, at cost                                    378,400
Accrued interest receivable                                              777,618
Premises and equipment, net                                            3,719,118
Other real estate                                                      1,858,749
Cash surrender value life insurance                                    2,035,077
Other assets                                                             238,607
                                                              ------------------

   Total Assets                                               $      113,061,164
                                                              ==================

LIABILITIES
Deposits
  Non-Interest bearing                                        $       14,455,525
  Interest bearing                                                    88,119,554
                                                              ------------------
     Total deposits                                                  102,575,079
Interest payable                                                         471,478
Securities sold under repurchase agreements                            1,546,737
Note payable                                                           1,415,000
Other accrued liabilities                                                 20,504
                                                              ------------------
   Total Liabilities                                                 106,028,798

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value; 1,000,000 shares
  authorized; 539,027 shares issued and outstanding                        5,390
Additional paid-in capital                                             1,916,500
Retained earnings                                                      4,742,900
Accumulated other comprehensive income                                   367,576
                                                              ------------------
   Total Stockholders' Equity                                          7,032,366

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      113,061,164
                                                              ==================



See accompanying notes to consolidated financial statements.

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                              2003            2002              2003         2002
                                                              ----            ----              ----         ----

INTEREST INCOME
   Loans, including fees                                  $ 1,240,801    $ 1,491,304    $ 2,481,998     $ 2,976,866
   Federal funds                                                7,293         16,236         18,952          38,338
   Investment securities:
     Taxable                                                  211,114        309,845        443,664         588,156
     Tax-exempt                                                73,062         57,479        144,647         101,016
                                                          -----------    -----------    -----------     -----------
       Total interest income                                1,532,270      1,874,864      3,089,261       3,704,376

INTEREST EXPENSE
   Deposits                                                   418,182        596,226        862,425       1,286,250
   Other borrowed funds                                        22,114         28,913         47,893          60,507
                                                          -----------    -----------    -----------     -----------
     Total interest expense                                   440,296        625,139        910,318       1,346,757

Net interest income                                         1,091,974      1,249,725      2,178,943       2,357,619
Provision for loan losses                                     290,000        455,000        390,000         545,000
                                                          -----------    -----------    -----------     -----------

Net interest income after provision for loan losses           801,974        794,725      1,788,943       1,812,619
                                                          -----------    -----------    -----------     -----------

NON-INTEREST INCOME
   Service charges on deposits and fees                       132,122        102,268        242,272         148,729
   Securities gains                                             1,437          4,980        107,903          39,222
   Other non-interest income                                   64,741         (7,471)       101,109          17,304
                                                          -----------    -----------    -----------     -----------
     Total non-interest income                                198,300         99,777        451,284         205,255

NON-INTEREST EXPENSE
   Salaries and employee benefits                             504,917        470,386      1,009,541         909,473
   Occupancy and equipment expenses                           212,047        172,402        379,270         344,219
   Other non-interest expense                                 292,059        447,304        633,554         730,575
                                                          -----------    -----------    -----------     -----------
     Total non-interest expense                             1,009,023      1,090,092      2,022,365       1,984,267
                                                          -----------    -----------    -----------     -----------

(Loss) income before income taxes                              (8,749)      (195,590)       217,862          33,607
Income tax (benefit) expense                                  (32,925)       (85,535)        32,154          (9,195)
                                                          ------------   -----------    -----------     -----------

Net Income                                                $    24,176    $  (110,055)   $   185,708     $    42,802
                                                          ===========    ===========    ===========     ===========

Other comprehensive income
   Unrealized gain (loss) on securities available
     for sale, before tax                                 $   197,785    $   744,330    $   126,442     $   432,573
   Reclassification for gains included in net income                0         (4,980)      (106,465)        (39,222)
   Income taxes related to other comprehensive income         (75,158)      (323,413)        (7,591)       (149,473)
                                                          -----------    -----------    -----------     -----------
                                                              122,627        415,937         12,386         243,878
                                                          -----------    -----------    -----------     -----------

Total comprehensive income                                $   146,803    $   305,882    $   198,094     $   286,680
                                                          ===========    ===========    ===========     ===========

Net income (loss) per common share                        $      0.04    $     (0.20)   $      0.34     $      0.08

Dividends per share                                                 -           0.10              -            0.10

Common shares outstanding                                     539,027        539,027        539,027         539,027


See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                                        2003                  2002
                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $        185,708      $         42,802
   Adjustments to reconcile net income to net cash
     from operating activities
       Provision for loan losses                                                      390,000               545,000
       Depreciation and amortization                                                  198,444               107,291
       Gain on securities                                                            (107,903)              (39,222)
       Federal Home Loan bank stock dividends                                          (7,300)               (8,100)
       Increase in cash surrender value of life insurance                             (35,077)                    -
       Change in:
         Accrued interest receivable                                                  157,998                83,240
         Other assets                                                                 356,006                75,289
         Other liabilities                                                             10,750              (315,667)
                                                                             ----------------      ----------------
           Net cash from operating activities                                       1,148,626               490,633

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in held to maturity securities:
     Maturities, prepayments, and calls                                               324,300                 7,312
   Activity in available for sale securities:
     Sales                                                                          5,797,617             5,782,690
     Purchases                                                                    (17,106,022)          (11,491,585)
     Maturities, prepayments, and calls                                             7,821,078             2,000,000
   Net change in loans                                                             (1,234,760)            2,970,058
   Purchase of premise and equipment, net                                             (27,668)              (68,504)
   Investment in cash surrender value life insurance                               (2,000,000)                    -
                                                                             -----------------     ----------------
     Net cash from investing activities                                            (6,425,455)             (800,029)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                                           2,617,322            (2,270,342)
   Net change in securities sold under repurchase agreements                         (742,047)              300,275
   Repayment of long-term debt                                                       (395,000)             (360,000)
   Payment of dividends                                                                     -               (53,903)
                                                                             ----------------      ----------------
     Net cash from financing activities                                             1,480,275            (2,383,970)
                                                                             ----------------      ----------------

Net change in cash and cash equivalents                                            (3,796,554)           (2,693,366)

Cash and cash equivalents at beginning of period                                    9,155,507             8,903,179
                                                                             ----------------      ----------------

Cash and cash equivalents at end of period                                   $      5,358,953      $      6,209,813
                                                                             ================      ================

Supplemental disclosure of cash flow information

Transfers from loans to foreclosed real estate                               $        802,430      $      1,140,899

Cash paid during the period for
     Interest                                                                $        850,162      $      1,700,733
     Income taxes                                                                      91,204                98,026




See accompanying notes to consolidated financial statements.

                             VOLUNTEER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Management Opinion

In the opinion of the management of Volunteer Bancorp, Inc. (the "Company"), the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report for the year ended December 31, 2002. The consolidated financial statements include the accounts for the Company and Citizens Bank of East Tennessee (the "Bank"). All material intercompany balances and transactions have been eliminated in consolidation.

2.   Long-Term Debt

The Company's long-term debt consists of a single note payable in the amount of $1,415,000 at June 30, 2003, due to an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 2003, the rate on the note was 3.25% per annum. Principal is payable annually on January 31 as follows:

                2004                                      $     435,000
                2005                                            470,000
                2006 (final maturity)                           510,000
                                                          -------------
                                                          $   1,415,000

The loan is secured by all of the stock of the Bank owned by the Company.

The Company is in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than the 0.75% required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

Because of these violations, the lender may, at its option, by notice to the Company declare the note in default. In such an event the Company would have ten days to remedy compliance with all loan covenants. If the Company did not or could not comply with all loan covenants within such ten day period the note would be in default. In such a case the lender may declare the note immediately due and payable and among other things proceed to foreclose upon 100% of the stock of the Bank which is pledged as security for the note.

                            VOLUNTEER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The lender has been notified by the Company of its non-compliance with certain covenants of the note that could lead to the lender declaring the note in default. However, the lender has not notified the Company that it is in default under the terms of the loan agreement.

The Company is in discussions with the lender and anticipate the lender to first pursue remedies other than foreclosure. Accordingly, the Company expects that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

3.   Contingencies

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

4.   Certain Regulatory Matters

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

5.   New Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition because the Company does not have these instruments or engage in these activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of and for the Three and Six Months Ended June 30, 2003 and 2002

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2002 Annual Report, the interim unaudited consolidated financial statements and notes for the three months and six months ended June 30, 2003, included elsewhere herein, and the supplemental financial data included herein.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such statements are based on management's expectations as well as certain assumptions made by, and information available to, management. Specifically, this discussion contains forward-looking statements with respect to the following items:

           -    effects of projected changes in interest rates,

           -    effects of changes in the securities markets,

           -    effects of changes in general economic conditions,

           - the adequacy of the allowance for loan losses on loans and the level of future provisions for losses on loans, and

           -    business   plans  for   the   year  2003  and  beyond  including
                underwriting criteria.

When used in this  discussion,  the  words  "anticipate",  "project",  "expect",
"believe",   "should",   and  similar   expressions  are  intended  to  identify
forward-looking statements.

These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, changes in banking laws and regulations, and the Company's ability to execute its business plans. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, actual results could differ materially.

SUMMARY

The Company reported net income for the first six months of 2003 of $185,708, or $0.34 per common share, compared to net income of $42,802, or $0.08 per common share, for the same period a year ago and for the three months ended June 30, 2003 net income was $24,176, or $0.04 per share compared to a net loss of $110,055 or ($0.20) per share in the second quarter of 2002. Total assets grew approximately $2 million from December 31, 2002 to June 30, 2003. Our return on average assets was .33% compared to .08% for the same period a year ago. This improvement is primarily due to significantly lower loan loss provisions and additional gains on the sale of securities, partially offset by lower net interest income.

FINANCIAL CONDITION

Earning Assets.

Average earning assets has continued to decline as a percentage of total average assets. The decline is attributed to increased non-accrual loans and other real estate owned. Average earning assets to Average Assets is 90.36% for six months ended June 30, 2003 compared to 92.7% for all of 2003.

Loan Portfolio.

The Company's total loan portfolio was substantially the same at June 30, 2003 and December 31, 2002, however there were differences in the mix as summarized below.


                                              June 30,            December 31,
                                                2003                  2002
                                            -----------           -----------
                                                      (in thousands)
Commercial, financial and agriculture       $     6,732           $     7,302
Real estate - construction                        1,996                 2,647
Real estate - mortgage                           51,186                48,055
Consumer                                          7,687                 9,958
Other                                               409                   163
                                            -----------           -----------
                                            $    68,010           $    68,125
                                            ===========           ===========

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

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $390,000 for the six months ended June 30, 2003 as compared to $545,000 in the same period in 2002. For the quarter ended June 30, 2003 the provision was $290,000 compared to $455,000 in 2002.

The allowance for loan losses at June 30, 2003 was 1.4% of loans. Management believes that the $953,000 at June 30, 2003 is adequate to absorb known risks in the portfolio.

The following table provides the changes in the allowance for loan losses for the periods indicated.

                                                 Six Months Ended June 30,
                                                2003                  2002
                                                ----                  ----
                                                     (in thousands)
Balance, beginning of year                  $   1,111             $    908
Provision charged to expense                      390                  545
Loans charged off                                (565)                (186)
Recoveries                                         17                    9
                                            ---------             --------
Balance, end of year                        $     953             $  1,276

Investment Portfolio.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: Available for Sale and Held to Maturity. The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At June 30, 2003 and December 31, 2002, there was an unrealized gain in the Available for Sale securities of approximately $593,000 and $573,000, respectively.

The Company's investment securities portfolio increased approximately $2.8 million since December 31, 2002. This increase is primarily attributed to management moving lower yielding Federal Funds Sold into the Bank's securities portfolio.

Cash Value of Life Insurance.

During the first quarter of 2003, the Company invested in Bank owned life insurance to provide a higher yield than alternative investments. The cash surrender value of this life insurance is $2,035,077 at June 30, 2003. All officers of the Bank as of February 15, 2003 were insured.

Deposits.

Deposits totaled $102,575,079 at June 30, 2003 compared to $99,957,757 at December 31, 2002. The deposit growth has primarily been in the Non-Interest Bearing accounts. Management has aggressively priced interest bearing deposits to improve interest margins. Additionally, management is working to limit deposit growth to core deposit customers. This limited growth will assist in management's overall strategy to meet Memorandum Guidelines established for capital.

Note Payable.

The company's long-term debt consists of a single note payable in the amount of $1,415,000 at June 30, 2003 due to an unaffiliated national bank and is discussed further in Note 2 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net income increased to $185,708 for the six months ended June 30, 2003 from $42,802 in the same period in 2002. For the three months ended June 30, 2003, net income was $24,176 compared to a loss of $110,055 in 2002.

Net interest income decreased 7.6% for the six months ended June 30, 2002 to the same period in 2003 from $2,357,619 to $2,178,943 and decreased 12.6% for the three months periods ended.

The provision for loan losses decreased $165,000 and $155,000 during the three and six months ended June 30, 2003 compared to the same periods last year. Non-performing assets increased $144,000 from December 31, 2002 to June 30, 2003.

Non-performing assets were as follows as of June 30, 2003 and December 31, 2002:

                                                June 30,            December 31,
                                                   2003                 2002
                                                -------               -------
                                                        (in thousands)
Loans past due over 90 days                     $   757               $   673
Non-accrual loans                                   365                   923
Other real estate owned                           1,859                 1,241
                                                -------               -------
   Total non-performing assets                  $ 2,981               $ 2,837
                                                =======               =======

Non-Interest Income.

Gains on the sale of securities increased $67,000 from $39,000 in the first half of 2002 to $108,000 in the first half of 2003. Service charges also increased in 2003 due to the increase in transaction accounts and an increase in the fees charged.

Non-Interest Expense.

Salaries and employee benefits increased $35,000 and $100,000 in the three and six months ended June 30, 2003 compared to 2002. Other expenses were lower in the three and six months ended June 30, 2003 than in 2002 due to reduced professional and legal fees and a reduction in other real estate owned related expenses.


Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Company's President and its Vice President and Cashier have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the President and the Vice President and Cashier have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting on May 15, 2003, the shareholders voted on the following proposal with the results as indicated:

     Elected four (4) of its current directors to continue in office until the 2006 meeting of shareholders. Current directors elected to three-year terms were as follows:

                                                                      Withhold
                                             For                      Authority

     G. Douglas Price                       303,761                         0
     Gary Varnell                           303,761                         0
     George Brooks                          303,761                         0
     Jim Friddell                           303,761                         0

     Directors continuing to serve include:

     William E. Phillips             Leon Gladson                  Reed Matney
     Shirley Price                   Scott Collins
     Carlin Greene                   Neil Miller

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits


          Exhibit 31.1 Certification of Reed Matney,President of Volunteer Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of Greg Oliver, Vice President and Cashier of Volunteer Bancorp, Inc. pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1       Certification   of   Reed   Matney,  President   of
                             Volunteer Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2       Certification   of   Reed   Matney,  President   of
                             Volunteer Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     VOLUNTEER BANCORP, INC.



Date:  August 14, 2003                               /s/ Reed D. Matney
                                                     ---------------------------
                                                     Reed D. Matney, President


Date:  August 14, 2003                               /s/ Greg Oliver
                                                     ---------------------------
                                                     Greg Oliver, Vice President
                                                     and Cashier