Form 10QSB
period 2003-09-30
VOLUNTEER BANCORP INC
filed 2003-11-14
CIK 947440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003


[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          -----------------  ------------------

                          Commission File No. 000-22473
                                              ---------

                             Volunteer Bancorp, Inc.
                             ------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                         62-1271025
         ---------                                         ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification Number)

               210 East Main Street, Rogersville, Tennessee 37879
               --------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code: 423-272-2200

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date: 539,027 as of November 12, 2003.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                             VOLUNTEER BANCORP, INC.


                                      INDEX
                                                                         Page
                                                                         ----
Part I  Financial Information

        Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2003               3

         Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 2003 and September 2002          4

         Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2003 and September 2002               5

         Notes to Consolidated Financial Statements                        6


        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

        Item 3.  Controls and Procedures                                  11

Part II Other Information

        Item 1.  Legal Proceedings                                        12

        Item 2.  Changes in Securities                                    12

        Item 3.  Defaults upon Senior Securities                          12

        Item 4.  Submission of Matters to a Vote of Securities Holders    12

        Item 5.  Other Information                                        12

        Item 6.  Exhibits and Reports on Form 8-K                         13


Signatures                                                                14

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                               September 30, 2003
                                   (Unaudited)

ASSETS
Cash and due from banks                                                                          $        3,277,743
Federal funds sold                                                                                          302,850
                                                                                                 ------------------
   Total cash and cash equivalents                                                                        3,580,593
Investment securities
   Available for sale                                                                                    29,559,109
   Held to maturity                                                                                         361,999
Loans, net (allowance for loan losses $845,286)                                                          68,330,754
Federal Home Loan Bank stock, at cost                                                                       382,200
Accrued interest receivable                                                                                 812,510
Premises and equipment, net                                                                               3,756,763
Other real estate                                                                                         1,663,749
Cash surrender value life insurance                                                                       2,061,715
Other assets                                                                                                455,961
                                                                                                 ------------------

   Total Assets                                                                                  $      110,965,353
                                                                                                 ==================

LIABILITIES
Deposits
   Non-interest bearing                                                                          $       14,611,943
   Interest bearing                                                                                      85,556,035
                                                                                                 ------------------
     Total deposits                                                                                     100,167,978
Interest payable                                                                                            389,229
Securities sold under repurchase agreements                                                               1,735,288
Note payable                                                                                              1,415,000
Other accrued liabilities                                                                                   179,472
                                                                                                 ------------------
   Total Liabilities                                                                                    103,886,967

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 1,000,000 shares
   authorized; 539,027 shares issued and outstanding                                                          5,390
Additional paid-in capital                                                                                1,916,500
Retained earnings                                                                                         4,972,617
Accumulated other comprehensive income                                                                      183,879
                                                                                                 ------------------
   Total Stockholders' Equity                                                                             7,078,386
                                                                                                 ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $      110,965,353
                                                                                                 ==================


          See accompanying notes to consolidated financial statements.

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                  September 30
                                                              2003         2002              2003         2002
                                                              ----         ----              ----         ----

INTEREST INCOME
   Loans, including fees                                  $ 1,252,890    $ 1,399,941    $ 3,734,888     $ 4,376,807
   Federal funds                                                2,867         14,553         21,819          52,891
   Investment securities:
     Taxable                                                  169,396        286,065        613,060         874,221
     Tax-exempt                                                72,564         69,014        217,211         170,030
                                                          -----------    -----------    -----------     -----------
       Total interest income                                1,497,717      1,769,573      4,586,978       5,473,949

INTEREST EXPENSE
   Deposits                                                   410,355        532,933      1,272,780       1,819,183
   Other borrowed funds                                        (8,622)        29,793         39,271          90,300
                                                          -----------    -----------    -----------     -----------
     Total interest expense                                   401,733        562,726      1,312,051       1,909,483

Net interest income                                         1,095,984      1,206,847      3,274,927       3,564,466
Provision for loan losses                                           -         50,000        390,000         595,000
                                                          -----------    -----------    -----------     -----------

Net interest income after provision for loan losses         1,095,984      1,156,847      2,884,927       2,969,466
                                                          -----------    -----------    -----------     -----------

NON-INTEREST INCOME
   Service charges on deposits and fees                       119,592        106,645        359,161         255,374
   Securities gains                                                 -              -        107,903          39,222
   Other non-interest income                                   63,217         23,769        167,029          41,073
                                                          -----------    -----------    -----------     -----------
     Total non-interest income                                182,809        130,414        634,093         335,669

NON-INTEREST EXPENSE
   Salaries and employee benefits                             485,302        469,362      1,494,843       1,378,835
   Occupancy and equipment expenses                           177,141        166,735        556,411         510,954
   Other non-interest expense                                 292,332        279,212        925,886       1,009,787
                                                          -----------    -----------    -----------     -----------
Total non-interest expense                                    954,775        915,309      2,977,140       2,899,576
                                                          -----------    -----------    -----------     -----------

Income before income taxes                                    324,018        371,952        541,880         405,559
Income tax expense                                             94,301        124,812        126,455         115,617
                                                          -----------    -----------    -----------     -----------

Net Income                                                $   229,717    $   247,140    $   415,425     $   289,942
                                                          ===========    ===========    ===========     ===========
Other comprehensive income
   Unrealized gain (loss) on securities available
     for sale, before tax                                 $  (287,027)   $   290,922    $  (168,356)    $   723,495
   Reclassification for gains included in net income                -              -       (107,903)        (39,222)
   Income taxes related to other comprehensive income         103,330       (110,550)       104,978        (260,023)
                                                          -----------    ------------   -----------     ------------
                                                             (183,697)       180,372       (171,281)        424,250
                                                          ------------   -----------    ------------    -----------

Total comprehensive income                                $    46,020    $   427,512    $   244,144     $   714,192
                                                          ===========    ===========    ===========     ===========

Net income per common share                               $      0.43    $      0.46    $      0.77     $      0.54

Common shares outstanding                                     539,027        539,027        539,027         539,027

           See accompanying notes to consolidated financial statement

                         PART I - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                           September 30
                                                                                    2003                  2002
                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $        415,425      $        289,942
   Adjustments to reconcile net income to net cash
     from operating activities
       Provision for loan losses                                                      390,000               595,000
       Depreciation and amortization                                                  332,484               156,935
       Gain on securities                                                            (107,903)              (39,222)
       Loss on OREO                                                                    16,758                     -
       OREO write-downs                                                                 5,000                     -
       Federal Home Loan bank stock dividends                                         (11,100)              (12,400)
       Increase in cash surrender value of life insurance                             (61,715)                    -
       Change in:
         Other assets                                                                 242,455               400,699
         Other liabilities                                                             53,969              (447,733)
                                                                             ----------------      ----------------
           Net cash from operating activities                                       1,275,373               943,221

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in held to maturity securities:
     Maturities, prepayments, and calls                                               690,992                11,252
   Activity in available for sale securities:
     Proceeds                                                                       5,797,617             5,782,690
     Purchases                                                                    (21,275,460)          (16,604,251)
     Maturities, prepayments, and calls                                            12,942,136             8,150,000
   Net change in loans                                                             (2,528,202)            4,268,361
   Purchase of premise and equipment, net                                            (117,420)             (118,186)
   Proceeds from sale of OREO                                                         378,325                     -
   Investment in cash surrender value life insurance                               (2,000,000)                    -
                                                                             -----------------     ----------------
     Net cash from investing activities                                            (6,112,012)            1,489,866

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                                             210,221            (3,059,076)
   Net change in securities sold under repurchase agreements                         (553,496)              352,556
   Repayment of long-term debt                                                       (395,000)             (360,000)
   Payment of dividends                                                                     -               (53,903)
                                                                             ----------------      ----------------
     Net cash from financing activities                                              (738,275)           (3,120,423)
                                                                             ----------------      ----------------

Net change in cash and cash equivalents                                            (5,574,914)             (687,336)

Cash and cash equivalents at beginning of period                                    9,155,507             8,903,179
                                                                             ----------------      ----------------

Cash and cash equivalents at end of period                                   $      3,580,593      $      8,215,843
                                                                             ================      ================

Supplemental disclosure of cash flow information
   Cash paid during the period for
     Interest                                                                $      1,334,144      $      2,361,956
     Income taxes                                                                      91,204               260,776

          See accompanying notes to consolidated financial statements

                             VOLUNTEER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Management Opinion

In the opinion of the management of Volunteer Bancorp, Inc., (the "Company"), the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report for the year ended December 31, 2002. The consolidated financial statements include the accounts for the Company and Citizens Bank of East Tennessee, (the "Bank"). All material intercompany balances and transactions have been eliminated in consolidation.

2.   Long-Term Debt

The Company's long-term debt consists of a single note payable in the amount of $1,415,000 at September 30, 2003, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30, 2003, the rate on the note was 3.09% per annum. Principal is payable annually on January 31 as follows:

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

The Company is in discussions with the lender and anticipates that the lender will first pursue remedies other than foreclosure. Accordingly, the Company expects that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

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

5.   New Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition
(because the Company does not have these instruments or engage in these activities).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of and for the Three and Nine Months Ended September 30, 2003 and 2002.

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2002 Annual Report, the interim unaudited consolidated financial statements and notes for the three months and nine months ended September 30, 2003, included elsewhere herein, and the supplemental financial data included herein.

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

SUMMARY

The Company reported net income for the first nine months of 2003 of $415,425, or $0.77 per common share, compared to net income of $289,942 or $0.54 per common share, for the same period a year ago and for the three months ended September 30, 2003 net income was $229,717, or $0.43 per share compared to a net income of $247,140 or $0.46 per share in the third quarter of 2002. Total assets decreased $406,662 from December 31, 2002 to September 30, 2003. Our return on average assets was .37% compared to .26% for the same period a year ago. This improvement is primarily due to significantly lower loan loss provisions and additional gains on the sale of securities, partially offset by lower net interest income.

FINANCIAL CONDITION

Earning Assets.

Average earning assets has continued to decline as a percentage of total average assets. The decline is attributed to increased non-accrual loans and other real estate owned. Average earning assets to Average Assets is 91.6% for nine months ended September 30, 2003 compared to 93.3% for all of 2002.

Loan Portfolio.

The Company's total loan portfolio was substantially the same at September 30, 2003 and December 31, 2002, however there were differences in the mix as summarized below.
                                                   September 30      December 31
                                                      2003               2002
                                                      ----               ----
                                                          (in thousands)

Commercial, financial and agriculture           $     7,403        $     7,302
Real estate - construction                            1,326              2,647
Real estate - mortgage                               51,553             48,055
Consumer                                              8,293              9,958
Other                                                   601                163
                                                -----------        -----------
                                                $    69,176        $    68,125
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

The allowance for possible losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The provision for possible loan losses was $390,000 for the nine months ended September 30, 2003 as compared to $595,000 in the same period in 2002. For the quarter ended September 30, 2003 the provision was $0 compared to $50,000 in 2002.

The allowance for loan losses at September 30, 2003 was 1.22% of loans. Management believes that the $845,286 at September 30, 2003 is adequate to absorb known risks in the portfolio.

The following table provides the changes in the allowance for loan losses for the periods indicated.

                                                Nine Months Ended September 30
                                                   2003                  2002
                                                   ----                  ----
                                                          (in thousands)

Balance, beginning of year                  $     1,111           $       908
Provision charged to expense                        390                   595
Loans charged off                                  (686)                 (485)
Recoveries                                           30                    17
                                            ------------         -------------
Balance, end of year                        $       845           $     1,035

Investment Portfolio.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: Available for Sale and Held to Maturity. The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At September 30, 2003 and December 31, 2002, there was an unrealized gain in the Available for Sale securities of approximately $296,580 and $573,000, respectively.

The Company's investment securities portfolio increased approximately $1.5 million since December 31, 2002. This increase is primarily attributed to management moving lower yielding Federal Funds Sold into the Bank's securities portfolio.

Cash Value of Life Insurance.

During the first quarter of 2003, the Company invested in Bank-owned life insurance to provide a higher yield than alternative investments. The cash surrender value of this life insurance is $2,061,715 at September 30, 2003. All officers of the Bank as of February 15, 2003 were insured.

Deposits.

Deposits totaled $100,167,978 at September 30, 2003 compared to $99,957,757 at December 31, 2002. The deposit growth has primarily been in the Non-Interest Bearing accounts. Management has aggressively priced interest bearing deposits to improve interest margins. Additionally, management is working to limit deposit growth to core deposit customers. This limited growth will assist in management's overall strategy to meet Memorandum guidelines established for capital.

Note Payable.

The Company's long-term debt consists of a single note payable in the amount of $1,415,000 at September 30, 2003 due an unaffiliated national bank and is discussed further in Note 2 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net income increased to $415,425 for the nine months ended September 30, 2003 from $289,942 in the same period in 2002. For the three months ended September 30, 2003, net income was $229,717 compared to $247,140 in 2002.

Net interest income decreased 8.1% for the nine months ended September 30, 2003 to the same period in 2002 from $3,564,466 to $3,274,927 and decreased 10.1% for the three months periods ended.

The provision for loan losses decreased $50,000 and $205,000 during the three and nine months ended September 30, 2003 compared to the same periods last year. Non-performing assets decreased $45,000 from December 31, 2002 to September 30, 2003.

Non-performing assets were as follows as of September 30, 2003 and December 31, 2002:

                                             September 30           December 31
                                                  2003                2002
                                                  ----                ----
                                                        (in thousands)

Loans past due over 90 days              $        718             $      673
Non-accrual loans                                 410                    923
Other real estate owned                         1,664                  1,241
                                          -----------            -----------
     Total non-performing assets         $      2,792             $    2,837
                                          ===========            ===========

Non-Interest Income.

Gains on the sale of securities increased $68,681 during the first nine months of 2003 compared to 2002. Service charges also increased in 2003 due to the increase in transaction accounts and an increase in the fees charged.

Non-Interest Expense.

Salaries and employee benefits increased $15,940 and $116,038 in the three and nine months ended September 30, 2003 compared to 2002. Occupancy and equipment expenses increased $10,406 and $45,457 in the three and nine months ended September 30, 2003 compared to 2002. Other expenses were lower in the nine months ended September 30, 2003 than in 2002 due to reduced professional and legal fees.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 31.1    Certification  of Reed  Matney,  President of Volunteer
                         Bancorp,   Inc.   pursuant   to   Section  302  of  the
                         Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Greg Oliver,Vice President and Cashier of Volunteer Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1    Certification  of Reed  Matney, President of  Volunteer
                         Bancorp,   Inc.   pursuant   to   Section   906  of the
                         Sarbanes-Oxley Act of 2002.

         Exhibit 32.2    Certification   of  Greg  Oliver,  Vice  President  and
                         Cashier of Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

               The Company filed one Current Report on Form 8-K during the quarter ended September 30, 2003. The Company filed a Current Report on Form 8-K on July 21, 2003 to report a change in its certifying accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOLUNTEER BANCORP, INC.

Date:  November 14, 2003               /s/ Reed D. Matney
                                       -----------------------------------------
                                       Reed D. Matney, President


Date:  November 14, 2003               /s/ Greg Oliver
                                       -----------------------------------------
                                       Greg Oliver, Vice President and Cashier