Form 10KSB
period 2003-12-31
VOLUNTEER BANCORP INC
filed 2004-03-30
CIK 947440

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the twelve months ended December 31, 2003 were $6,905,274.

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 22, 2004 is approximately $4.8 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 22, 2004, Common Stock, $.01 par value, 539,027.

Documents Incorporated by Reference: Current Report on Form 8-K filed July 21, 2003 (Part II hereof) and Proxy Statement for the 2004 Meeting of Shareholders (Part III hereof)

                                     PART I

Item 1.  Description of Business

THE COMPANY

Volunteer Bancorp, Inc. is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. Volunteer, with consolidated total assets of approximately $108.9 million at December 31, 2003, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee, and we conduct operations through our subsidiary, The Citizens Bank of East Tennessee (the "Bank"), a state bank organized under the laws of the state of Tennessee in April 1906. We do not engage in any activities other than acting as a bank holding company for the Bank. We believe we can present an alternative to recent mega-mergers by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

MARKET AREA AND COMPETITION

We compete with other commercial banks, savings and loan associations, credit unions and finance companies operating in Hancock and Hawkins counties and elsewhere. One other commercial bank is doing business in Hancock County, and in Hawkins County there are eight commercial banks and savings and loan associations. The Bank is subject to substantial competition in all aspects of its business. Intense competition for loans and deposits comes from other financial institutions in the market area. In certain aspects of its business, the Bank also competes with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as the Bank and some of which have financial resources greater than those of the Bank. The future success of the Bank will depend primarily upon the difference between the cost of its borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans, sales of loans and investments). The Bank competes for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than the Bank and thus may obtain deposits at lower rates of interest.

NET INTEREST INCOME

The following table sets forth weighted average yields earned by us on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                              2003                                2002
                                  ------------------------------        -----------------------------
(Fully taxable equivalent)                  Interest    Average                   Interest    Average
(Dollars in thousands except       Average   Income/     Yields/         Average   Income/    Yields/
for per share data)               Balance    Expense      Rate           Balance  Expense       Rate
                                  --------  --------    --------         -------  --------    -------

Assets:

Interest-earning assets:

Loans net of unearned income       $69,038   $4,977       7.21%          $69,672   $5,711      8.20%

U.S.Treasury and other U.S.
government agencies                 23,210      784       3.38%           23,468    1,117      4.76%

States and municipalities            7,017      439       6.26%            5,541      367      6.62%

FHLB stock                             377       15       3.98%              361       16      4.43%

Federal  funds  sold                 1,877       24       1.28%            4,924       74      1.50%
                                    ------      ---       -----           ------    -----      -----
Total interest-earning
assets/interest income             101,519    6,239       6.15%          103,966    7,285      7.01%
                                   -------    -----                      -------    -----
Cash and due from  banks             2,708                                 2,936
Other assets                         8,661                                 6,250
Allowance for loan losses             (999)                                 (995)
                                     -----                                 -----
     Total                        $111,889                              $112,157
                                  ========                              ========
Liabilities and stockholders'equity:
Interest-bearing liabilities:
Demand deposits                    $22,217      161       0.72%          $19,303      239      1.24%
Savings                              7,067       27       0.38%            7,096      106      1.49%
Individual retirement accounts       8,364      207       2.47%            8,768      284      3.24%
Time  certificates                  49,639    1,204       2.43%           53,857    1,694      3.15%
FHLB advances                            0        0       0.00%                0        0      0.00%
Fed funds purchased                    196        3       1.53%                0        0      0.00%

Securities sold under repurchase     1,666       32       1.92%            1,749       50      2.86%
Note payable                         1,448       48       3.31%            1,841       71      3.86%
                                     -----       --                        -----       --
  Total interest-bearing
  liabilities/interest expense      90,597    1,682       1.86%           92,614    2,444      2.64%
                                    ------    -----                       ------    -----
Non-interest bearing demand
  deposits                          13,694                                12,276
Other liabilities                      523                                   677
Stockholders' equity                 7,075                                 6,590
                                     -----                                 -----
  Total                           $111,889                              $112,157
                                  ========                              ========
Net interest earnings                         4,557                                $4,841
                                              -----                                ------
Net interest spread                                       4.29%                                4.37%
                                                          -----                                -----
Net interest margin                                       4.49%                                4.66%
                                                          -----                                -----

Performance Ratios and Other Data
Return on average assets             0.54%                                         0.34%
Return on average equity             8.55%                                         5.87%
Cash dividends declared                $0                                       $53,903
Dividend payout ratio                   0                                         13.94%
Net income                       $604,622                                       $386,577


The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:


                                                December 31,                                        December 31,
                                                    2003                                                2002
                                                   versus                                              versus
                                                December 31,                                        December 31,
                                                    2002                                                2001
                                            Increases (decreases)                               Increases (decreases)
(Dollars in Thousands)                       Change Due To: (1)                                  Change Due To: (1)
                                         Volume        Rate        Total                     Volume        Rate         Total

Loans net of unearned income        $      (52)   $    (682)   $    (734)              $      (460) $      (966) $     (1,426)
U.S. Treasury and other U.S.
  Government agencies                      (12)        (321)        (333)                      (56)        (295)         (351)
States and municipalities                   94          (22)         (72)                      175            2           177
FHLB stock                                   1           (2)          (1)                        1           (8)           (7)
Federal funds sold                         (40)         (10)         (50)                      (23)        (137)         (160)
                                    -------------------------------------              ---------------------------------------
Total interest income               $       (9)   $  (1,037)   $  (1,046)              $      (363) $    (1,404) $     (1,767)
                                    =====================================              =======================================

Increase (decrease) in:
Demand deposits                     $       45    $    (123)   $     (78)              $       (34) $      (371) $       (405)
Savings                                      0          (79)         (79)                        31         (60)          (29)
Individual retirement accounts             (13)         (64)         (77)                       (2)        (185)         (187)
Time certificates                         (125)        (365)        (490)                     (215)      (1,422)       (1,637)
FHLB advances                                0            0            0                        (7)           0            (7)
Fed funds purchased                          3            0            3                         0            0             0
Securities sold under repurchase            (2)         (16)         (18)                      (34)         (37)           (5)
Note payable                               (14)          (9)         (23)                      (16)         (52)          (68)
                                    -------------------------------------              ---------------------------------------
Total interest expense              $     (106)   $    (656)   $    (762)              $      (207) $    (2,127) $     (2,336)
Increase (decrease in
  net interest income               $        97   $    (381)   $    (284)              $      (154) $       723 $         569
                                    =====================================              =======================================


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

The asset/liability committee, which consists of Reed D. Matney, Jim Friddell and other officers, is charged with monitoring our liquidity and funds position. The Committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

We  currently  use the  asset/liability  modeling  services  of First  Tennessee
Financial Corporation, with which we simulate operations and subsequently develop policies regarding permitted gap positions, permitted risks in deviations from budget earnings and liquidity. We apply the system quarterly using rate fluctuations of +/-2%.

At December 31, 2003, we had a negative cumulative repricing gap within one year of approximately $40 million, or approximately 40.85% of total earning assets. This negative repricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

The following table represents our interest sensitivity profile as of December 31, 2003 and 2002. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                           December 31,  2003
                                         -----------------------------------------------------

                                                     After 3    After 12
                                                      months     months
                                          Within    Within 12   Within 5     After
                                          3 months    months     years      5 years     Total
                                         ---------  ---------   --------    -------     ------

(Dollars in thousands)
Earning assets:

Loans                                     $26,074     $9,733    $16,289    $17,535     $69,631
Investment securities:
   Available for sale                       1,372         20     12,583     12,101      26,076
   Held to maturity                             -        265        445          -         710
Equity securities                           1,386          -          -          -       1,386
Federal funds sold                            354          -          -          -         354
                                          -------                                      -------
    Total earning assets                  $29,186    $10,018    $29,317    $29,636     $98,157
                                          =======    =======    =======    =======     =======


Interest-bearing liabilities:

Interest-bearing deposits                 $46,317    $28,763     $7,066          -     $82,146
Securities sold under
  repurchase agreements                       746        613          -          -       1,359
Federal funds purchased                     1,450          -          -          -       1,450
Long-term debt                              1,415          -          -          -       1,415
                                          -------                                      -------

  Total interest-bearing liabilities      $49,928    $29,376     $7,066      $   -     $86,370
                                          =======    =======     ======      =====     =======

Net repricing gap                       ($20,742)  ($19,358)    $22,251    $29,636     $11,787
                                        ---------  ---------    -------    -------     -------
Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                (21.13%)   (19.72%)     22.67%     30.19%      12.01%
                                        ---------  ---------  ---------    -------      ------
Cumulative gap                          ($20,742)  ($40,100)  ($17,849)    $11,787
                                        ---------  ---------  ---------    -------
Cumulative gap as a percentage of
  total earning assets                   (21.13%)   (40.85%)   (18.18%)     12.01%
                                         --------   --------   --------    -------


                                                            December 31,  2002
                                        ------------------------------------------------------
                                                    After 3   After 12
                                                    months     months
                                         Within   Within 12   Within 5    After
                                        3 months    months      years    5 years      Total
                                        --------    ------      -----    -------      -----

(Dollars in thousands)
Earning assets:
Loans                                     $19,426     $18,321   $16,443    $13,935     $68,125
Investment securities:
   Available for sale                         576         543     8,729     16,087      25,935
   Held to maturity                                                          1,053       1,053
FHLB stock                                  1,831                                        1,831
Federal funds sold                          4,450                                        4,450
                                          -------                                     --------
    Total earning assets                  $26,283     $18,864   $25,172    $31,075    $101,394
                                          =======     =======   =======    =======    ========
Interest-bearing liabilities:

Interest-bearing deposits                 $47,322     $23,161   $17,315                $87,798
Securities sold under
   repurchase agreements                    2,289                                        2,289
Long-term debt                              1,810                                        1,810
                                          -------                                      -------
  Total interest-bearing liabilities      $51,421     $23,161   $17,315         $0     $91,897
                                          =======     =======   =======     ======     =======

Net repricing gap                        ($25,138)    ($4,297)  $ 7,857    $31,075      $9,497
                                         ---------    --------  -------    -------     -------

Rate sensitivity gap:

Net repricing gap as a percentage
  of total earning assets                (24.79%)     (4.24%)     7.75%     30.65%       9.37%
                                        ---------   --------- ---------     ------       -----
Cumulative gap                          ($25,138)   ($29,435) ($21,578)     $9,497
                                        ---------   --------- ---------     ------
Cumulative gap as a percentage of
  total earning assets                   (24.79%)    (29.03%)  (21.28%)      9.37%
                                        ---------   --------- ---------     ------



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

DEPOSITS

Our primary source of funds is interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2003 and 2002.


                                                                     December 31
                                                             ---------------------------
                                                                2003               2002
                                                                ----               ----

Non interest-bearing deposits:
Individuals, partnerships and corporations                    $12,513            $11,036
U.S. Government and states and political subdivisions             251                716
Commercial banks and other depository institutions                 36                 63
Certified and official checks                                     408                345
                                                               ------             ------
  Total non-interest bearing deposits                          13,208             12,160
                                                               ------             ------
Interest-bearing deposits:
Interest-bearing demand accounts                               20,895             20,791
Savings accounts                                                7,355              7,062
Individual retirement accounts                                  2,300              2,405
Certificates of deposit, less than $100,000                    36,502             40,421
Certificates of deposit, greater than $100,000                 16,453             17,119
                                                               ------             ------
  Total interest-bearing deposits                              83,505             87,798
                                                               ------             ------
  Total deposits                                              $96,713            $99,958
                                                              =======            =======



The following table presents a breakdown by category of the average amounts of deposits and the weighted average rate paid on deposits for the periods indicated:

                                                                          December 31,
                                                 ---------------------------------------------------------
                                                            2003                            2002
                                                            ----                            ----

Non-interest bearing deposits                      $13,694                         $12,276
Savings deposits                                     7,067            .38%           7,096           1.49%
Individual retirement accounts                       8,364           2.47%           8,768           3.24%
Time deposits                                       49,639           2.43%          53,857           3.15%
Interest bearing demand deposits                    22,217            .72%          19,303           1.24%
                                                  --------                        --------
  Total deposits                                  $100,981                        $101,300
                                                  ========                        ========


At December 31, 2003 and 2002, time deposits greater than $100,000 aggregated approximately $16 million and $17 million, respectively. The following table indicates, as of December 31, 2003 and 2002, the dollar amount of $100,000 or more deposits by time remaining until maturity:

                                   December 31, 2003                              December 31, 2002
                                            1 year                                        1 year
                         3 Months  3 to 12  through                    3 Months 3 to 12   through
                         or less   Months   5 years    Total           or less   Months   5 years     Total
                         -------   ------   -------    -----           -------   ------   -------     -----

(In thousands)

Time certificates        $5,140     8,948    2,365    $16,453           $2,948    6,785    7,386     $17,119
                         ------     -----    -----    -------           ------    -----    -----     -------

SHORT-TERM BORROWINGS

Short-term borrowings are generally comprised of federal funds purchased and repurchase agreements. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the bank is secured by bank-owned securities held in safekeeping at a correspondent bank.

The balances at year-end are shown below:

                                                   Repurchase      Federal Funds
                                                   Agreements        Purchased
                                                   ----------      -------------
                                                       (Amounts in thousands)

Outstanding at December 31, 2003                  $    1,359      $     1,450
   Average interest rate at year-end                    1.27%            1.25%
   Average balance during year                         1,666              196
   Average interest rate during year                    1.92%            1.53%
   Maximum month end balance during year               2,103            2,275

Outstanding at December 31, 2002                 $     2,289      $         0
   Average interest rate at year-end                    2.47%               0%
   Average balance during year                         1,749                0
   Average interest rate during year                    2.86%               0%
   Maximum month end balance during year               2,365                0


ASSETS

Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 2003 and 2002.


                                                            December 31,
                                                     -------------------------
                                                          2003            2002
                                                          ----            ----
(In thousands)
Investment securities:
  Available for sale
    U.S. Government and agencies                       $18,959         $19,392
    Obligations of states and political
    FHLB stock                                             386             371
    FNMA preferred stock                                 1,000           1,460
                                                         -----           -----
      Total available for sale                          27,462          27,766
  Held to maturity                                         710           1,053
Federal funds sold                                         354           4,450
Loans:
  Real estate                                           55,580          50,702
  Commercial and other                                  14,051          17,423
                                                        ------          ------
    Total loans                                         69,631          68,125
Interest earning assets                                $98,157        $101,394
                                                       =======        ========

INVESTMENT PORTFOLIO

At year end 2003, obligations of the United States Government or its agencies and obligations of states and political subdivisions represented 100.00% of the investment portfolio.

The following table sets forth the composition of the carrying value of our investment portfolio at December 31, 2003 and 2002:


                                                             December 31,
                                                     -------------------------
                                                        2003             2002
                                                        ----             ----
(In thousands)
Held to maturity:
Obligations of U.S. Government
  agencies                                              $710          $1,053
                                                        ----          ------
Available for sale:
U.S. Treasury securities                                   0            $515
Obligations of U.S. Government
  agencies                                            18,959          18,877
Obligations of states and
  political subdivisions                               7,117           6,543
FNMA preferred stock                                   1,000           1,460
FHLB stock                                               386             371
                                                     -------         -------

                                                     $27,462         $27,766
                                                     =======         =======

The following table presents the maturity distribution of the amortized cost and estimated market value of our debt securities at December 31, 2003 and 2002. The weighted average yields on these instruments are presented based on final maturity. Yields on states and political subdivisions have been adjusted to a fully-taxable equivalent basis.

                                                    December 31, 2003                December 31, 2002
                                       ---------------------------------    --------------------------------
                                                    Estimated   Weighted                Estimated   Weighted
                                        Amortized     Market     Average     Amortized    Market     Average
                                           Cost       Value      Yield          Cost       Value     Yield
                                           ----       -----      -----          ----       -----     -----

(Dollars in thousands)
 Held to maturity:
------------------
 Obligations of U.S. Government
  agencies:
  Due after 1 year but within
   5 years
  Due after 5 years but within
   10 years                               690         697                       6           7
  Due after 10 years                       20          20                   1,047       1,047
                                         ----        ----                  ------      ------
   Total                                 $710        $717      4.05%       $1,053      $1,054       4.82%
                                         ====        ====                  ======      ======

Available for sale:
------------------
 U.S. Securities:
 Due within 1 year                          0           0                     501         515
 Due after 1 year but within
   5 years
   Total                                    0           0         0%          501         515       5.44%
                                         ----        ----                     ---         ---
  Obligations of U.S. Government
   agencies:

 Due within 1 year                                                             38          38
   Due after 1 year but within
   5 years                              1,320       1,345                   6,113       6,213
 Due after 5 years but within
   10 years                             6,663       6,693                   6,775       6,912
 Due after 10 years                    10,872      10,921                   5,545       5,714
                                       ------      ------                   -----       -----
    Total                              18,855      18,959      3.44%       18,471      18,877       4.68%
                                       ------      ------                  ------      ------
 Obligations of states and
   political subdivisions
 Due after 1 year but within
   5 years                                901         940                     495         515
 Due after 5 years but within
     10 years                           3,343       3,455                   2,365       2,414
 Due after 10 years                     2,627       2,722                   3,516       3,614
                                      -------     -------                 -------     -------
     Total                              6,871       7,117      6.04%        6,376       6,543       5.92%
                                      -------     -------                 -------     -------
                                      $25,726     $26,076      4.13%      $25,348     $25,935       4.87%
                                      =======     =======                 =======     =======
Equity securities with
  No stated maturity:
  FHLB stock                             $386        $386                    $371        $371
 FNMA stock                             1,000       1,000                   1,475       1,460
                                       ------      ------                  ------      ------

                                       $1,386      $1,386      3.84%       $1,846      $1,831       4.55%
                                       ======      ======                  ======      ======

INVESTMENT POLICY

The objective of our investment policy is to invest funds not otherwise needed to meet the loan demand of our market area to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various public entities with their financing needs. The CEO is authorized to execute security transactions for the investment portfolio based on the decisions of the investment committee. The investment committee, which consists of the President and Chief Executive Officer, the Executive Vice President and the Senior Vice President has full authority over the investment portfolio and makes decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting, and the entire portfolio is reviewed on a semi-annual basis. The investment policy allows portfolio holdings to include short-term securities purchased to provide us needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

Our investment securities portfolio of $28,172,007 at December 31, 2003, consisted of $709,910 of securities held to maturity, which are carried at amortized cost and $27,462,097 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $404,783 and unrealized losses were $54,562. Our investment securities portfolio of $28,818,746 at December 31, 2002, consisted of $1,052,991 of securities held to maturity, which are carried at amortized cost and $27,765,755 of securities available for sale which are carried at market value. In addition, unrealized gains on investment securities available for sale were $592,270 and unrealized losses were $19,431.

As reflected in Note 2 to Consolidated Financial Statements, the investment securities held to maturity had unrealized gains of $7,446 at December 31, 2003, compared to $1,430 unrealized gains at year end December 31, 2002.

LOAN PORTFOLIO

Total loans of $69,631 at December 31, 2003, reflected an increase of $1,506 compared to total loans for the year ended December 31, 2002. Residential real estate loans, which historically have had low loss experience, increased $3,841 or 12.2%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $1,037 or 5.4%. Commercial and industrial loans and agricultural loans decreased by $1,691 or 23.16%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans decreased by $2,192 or 22.02%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hawkins and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions.

The following table sets forth the composition of our loan portfolio as December 31, 2003 and 2002.

                                                              December 31,
                                                   -----------------------------

(In thousands)                                          2003               2002
                                                        ----               ----
Real estate loans:

  Construction and land development                  $992                $2,647

  Secured by farmland and improvements                823                 1,403

  Secured by residential properties                35,323                31,482

  Commercial real estate loans                     18,442                15,170
                                                   ------                ------

    Total real estate loans                        55,580                50,702

Loans to farmers                                      890                 1,413

Commercial and industrial loans                     4,721                 5,889

Installment loans                                   5,588                 7,725

Other consumer loans                                2,178                 2,233

All other loans                                       674                   163
                                                      ---                   ---
    Total loans                                   $69,631               $68,125
                                                  =======               =======


The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year.


                                                                             December 31, 2003
                                                       -----------------------------------------------------
                                                                               Maturity Range
                                                       -----------------------------------------------------

                                                      One Year     One Through         Over
                                                      or Less       Five Years       Five Years        Total
(In thousands)
Real estate construction loans                        $678               $10            $304            $992
Real estate mortgage loans                          17,253            10,694          26,641          54,588
Commercial and industrial loans                      3,212             1,397             112           4,721
Agricultural loans                                     715               175               0             890
All other loans                                      2,626             4,738           1,076           8,440
                                                     -----             -----           -----           -----
  Total loans                                      $24,484           $17,014         $28,133         $69,631
                                                   =======           =======         =======         =======


The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set below:

Real estate, commercial and industrial and agricultural loans maturing after one year as of December 31, 2003 (in thousands);


Fixed rate                                                $27,146

Floating rate                                              12,187
                                                           ------
                                                          $39,333

Other loans maturing after one year:

Fixed rate                                                 $5,190

Floating rate                                                 624
                                                          -------
                                                           $5,814
                                                          -------
Total loans maturing after one year                       $45,147
                                                          -------
LOAN POLICY

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

Management periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. Our policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the management, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

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

The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. It is our policy to charge off any consumer installment loan which is past due 90 days or more.

In addition, mortgage loans secured by real estate are placed on nonaccrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted. Any accrued interest receivable remains an obligation of the borrower, except in those cases where the loan to value ratio is more than adequate to recover accrued principal and interest.

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

CREDIT RISK MANAGEMENT AND RESERVE FOR LOAN LOSSES

Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of our company. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies. To effectuate this policy, we make commercial real estate and farming loans with one year or less fixed maturity.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as our previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require us to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for probable incurred loan losses. The reserve is determined by management, based on formulas and techniques applied similar to those used by the Bank's regulatory agencies. The reserve for loan losses was $911,538 at year end 2003, or 1.31% of loans outstanding, net of unearned income, compared to $1,110,481 or 1.63% at year end 2002.

RESERVE FOR LOAN LOSSES

The following table presents the data related to our reserve for loan losses for the years ended December 31, 2003 and 2002:

                                                             December 31,
                                                    ----------------------------
                                                       2003              2002
                                                    --------          ----------
(In thousands)

Balance at beginning of period                        $1,110          $  908
Charge offs:
  Commercial, financial and agricultural                (129)           (174)
  Real estate mortgage                                  (400)            (90)
  Installment loans to individuals                      (183)           (371)
                                                      -------         -------
                                                        (712)           (635)
                                                      -------         -------
Recoveries:
  Commercial, financial and agricultural                   1               7
  Real estate mortgage
  Installment loans to individuals                        47              35
                                                      -------         -------
                                                          48              42
                                                      -------         -------
Net charge offs                                         (664)           (593)
                                                      -------         -------
Additions charged to operations                          465             795
                                                      -------         -------
Balance at end of period                                $911          $1,110
                                                      -------         -------
Ratio of net charge offs during the period to
  average loans outstanding during the period           0.96%           0.85%
                                                      -------         -------
Average allowance for loan losses to average
  total loans                                           1.32%           1.43%
                                                      -------         -------

At December 31, 2003 and 2002, the allowance for loan losses was allocated as follows:
(In thousands)

                                                    December 31, 2003                   December 31, 2002
                                                   --------------------               -------------------
                                                             Percent of                        Percent of
                                                   Amount      category                Amount   category
                                                   ------    ----------               -------  ----------

Commercial, financial and agricultural               $102       9.03%                   $236      10.96%
Real estate mortgage                                  598      79.82%                    178      74.42%
Installment loans to individuals                      211      11.15%                    696      14.62%
                                                   ------    ----------               -------   ---------
                                                      911     100.00%                 $1,110     100.00%
                                                   ------    ----------               -------   ---------

The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio. Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

The following table sets forth information with respect to our nonperforming loans on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on nonaccrual status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.


Non-performing assets (In thousands)                                                     December 31
                                                                                ---------------------------

                                                                                      2003          2002
                                                                                      ----          ----
Nonaccrual loans                                                                      $175          $923
Restructured loans                                                                       -             -
Other loans past due 90 days or more to principal or interest payments              $1,035          $673
Non-performing loans as a percentage of net loans before allowance
  for loan losses                                                                     1.74%         2.34%
Allowance for loan losses as a percentage of nonperforming loans                     75.29%        69.55%
Foregone interest on nonaccrual loans                                               $    5          $ 37


LIQUIDITY

Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Our liquidity, represented by cash and cash due from banks, is a result of our operating, investing and financing activities. In order to insure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds which will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

Although we have no formal liquidity policy, in the opinion of management, our liquidity levels are considered adequate. We are not subject to any specific liquidity requirements imposed by regulatory orders. The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

The following table sets forth liquidity ratios for the periods indicated:

                                                       2003            2002
                                                       ----            ----
Average loans to average deposits                     68.37%          68.78%

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1 of Notes to Consolidated Financial Statements.

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

Our consolidated capital ratios are set forth below. See Note 12 to the Notes to Consolidated Financial Statements for Bank-only capital ratios.

                                                 December 31        December 31
                                                       2003                2002
                                                       ----                ----

(Dollars in thousands)
Capital:
Tier I capital:
   Stockholders' common equity                      $  7,301           $  6,834
   Accumulated comprehensive income                     (217)              (355)
   Disallowed intangibles                               (131)              (131)
                                                    ---------          ---------
       Total Tier I capital                           6, 953              6,348

Tier II capital:
   ALL                                                   901                867
                                                    ---------          --------
           Total capital                            $  7,854           $  7,215
                                                    ---------          --------
Risk-adjusted assets                                $ 72,050           $ 69,115

Quarterly average assets                            $109,820           $111,032

Ratios:
Tier I capital to risk-adjusted assets                  9.65%             9.18%
Total capital to risk-adjusted assets                  10.90%            10.44%
Leverage - Tier I capital to quarterly
  average assets less disallowed intangibles            6.33%             5.72%


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

The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

                                 Total Risk-Based  Tier I Risk-Based  Leverage
                                   Capital Ratio    Capital Ratio       Ratio
                                 ---------------   ---------------  ------------

Well-capitalized.................. 10% or above     6% or above    5% or above
Adequately capitalized............  8% or above     4% or above    4% or above
Undercapitalized..................  Less than 8%    Less than 4%   Less than 4%
Significantly undercapitalized....  Less than 6%    Less than 3%   Less than 3%
Critically undercapitalized.......     --               --         2% or less


On December 31, 2003 and 2002, the Bank and Volunteer exceeded the regulatory minimums and qualified under the regulations as well capitalized.

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

As a result of certain findings in the Federal Reserve Bank's review of our company as of September 17, 2002, our Board of Directors adopted certain Board Resolutions as of October 31, 2002. Board Resolutions are recommendations of the Federal Reserve adopted by our Board of Directors requesting that certain actions be taken to strengthen our financial condition and that of our subsidiary. The areas addressed in the Board Resolutions include restrictions on incurring additional debt, declaration and payment of dividends to our shareholders, and certain capital transactions. Our management believes that we are in substantial compliance with the provisions of the Resolutions.

PAYMENT OF DIVIDENDS

We are a legal entity separate and distinct from our banking subsidiary. The principal source of cash flow of our company, including cash flow to pay dividends on its stock or principal and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to us, as well as by us to our shareholders.

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

The payment of dividends by us and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

TRANSACTIONS WITH AFFILIATES

There are various legal restrictions on the extent to which we can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank's purchases of or investments in the securities of and purchase of assets from our company, a bank's loans or extensions of credit to third parties, collateralized by the securities or obligations of our company, the issuance of guaranties, acceptances and letters of credit on behalf our company, and certain bank transactions with our company, or with respect to which we act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to us or to any other affiliate in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to our company or to such other affiliates. Also, extensions of credit and other transactions between the Bank and our company or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, we and our subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

HOLDING COMPANY STRUCTURE AND SUPPORT OF THE BANK

Because we are a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that we may ourself be a creditor with recognized claims against the subsidiary.

Under Federal Reserve Board policy, we are expected to act as a source of financial strength to, and commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, we may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

CROSS-GUARANTEE LIABILITY

Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the Bank would likely result in assertion of the cross- guarantee provisions, and a potential loss of our investment in the Bank.

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

We believe that at December 31, 2003, the Bank was well capitalized under the criteria discussed above.

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

INTERSTATE ACT

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis
(i) bank holding company acquisitions commencing one year after enactment of banks (of a minimum age of up to five years as established by state law in any state), (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision,
(iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment. The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction. Regulations have not yet been issued under the Interstate Act. A bill has been enacted by the Tennessee legislature which repeals the Tennessee Reciprocal
Banking Act, amends the Tennessee Bank Structure Act of 1974, and amends Tennessee's bank branching laws by opting in to the Interstate Act. Management cannot predict the extent to which our business and that of the Bank may be affected.

BROKERED DEPOSITS AND PASS-THROUGH INSURANCE

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass- through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because we believe that the Bank was well capitalized as of December 31, 2003, we believe the brokered deposits regulation will have not material effect on the funding or liquidity of the Bank.

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

The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of us and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the our business and that of the Bank, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which our business and the business of Bank subsidiaries may be affected thereby.

EMPLOYEES

At December 31, 2003, we had a total of 55 employees with 6 of those employed on a part-time basis.

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

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which we or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there other material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of our company, or any associate of any of the foregoing, is a party or has an interest adverse to us or the Bank.

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

There were 483 holders of record of the common stock as of March 22, 2004.

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

Item 6.  Management's Discussion and Analysis

The purpose of this discussion and analysis is to provide the reader with a concise description of our financial condition and changes therein and results of our operations and the Bank for the years ended December 31, 2003 and 2002. This discussion and analysis is intended to complement the audited financial statements and footnotes and the supplemental financial data and charts appearing elsewhere in this report, and should be read in conjunction therewith. This discussion and analysis will focus on the following major areas: Results of Operations, Financial Position, Capital Resources, Asset Quality, and Liquidity and Interest-Sensitivity.

RESULTS OF OPERATIONS

Net income for 2003 was $604,622 increasing $218,045 compared with net income of $386,577 for 2002. Our return on average assets was 0.54% for 2003 compared to 0.34% for 2002. Our return on average equity increased to 8.55% for 2003 compared with 5.87% for 2002.

Our net income for 2003 and 2002 was impacted by the following:

-- The yield on average interest earning assets was 6.15% for 2003 decreasing 86 basis points from 7.01% for 2002.

- Average earning assets decreased $2,447,000 to $101,519,000 for 2003 compared to $103,966,000 for 2002.

     -- Yield on average interest bearing liabilities decreased 78 basis points from 2.64% in 2002 to 1.86% for 2003.

     --   Average  interest   bearing   liabilities   decreased   $2,017,000  to
          $90,597,000 for 2003 compared to $92,614,000 for 2002.

     -- Average interest earning assets to average total assets decreased slightly from 92.70% for 2002 to 90.73% for 2003.

     -- Average interest bearing liabilities to average total assets decreased from 82.58% for 2002 to 80.97% for 2003.

As a result of the foregoing net interest income as a percentage of average interest earning assets decreased from 4.66% for 2002 to 4.49% for 2003. Accordingly, net interest income for 2003 of $4,408,075 was $307,173 less than net interest income of $4,715,248 for 2002.

Net interest income for 2003 was positively impacted by a decrease in interest expense of $23,838 on parent company only borrowings. Average parent company only borrowings were $1,448,000 for 2003 or a decrease of $393,000 compared to 2002 of $1,841,000. The decrease of $23,838 was attributable to a decrease in the average rate on such outstanding borrowings from 3.86% for 2002 to 3.31% for 2003. The borrowing was incurred in order to increase the capital of our subsidiary bank. Without this borrowing, the Bank would not have had sufficient capital to permit the Bank to open branches in Rogersville and Church Hill.

We are in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than the 0.75% required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

Because of these violations, the lender may, at its option, by notice to us declare the note in default. In such an event we would have ten days to remedy compliance with all loan covenants. If we did not or could not comply with all loan covenants within such ten day period the note would be in default. In such a case the lender may declare the note immediately due and payable and among other things proceed to foreclose upon 100% of the stock of The Citizens Bank of East Tennessee which is pledged as security for the note.

We have notified the lender of our non-compliance with certain covenants of the note that could lead to the lender declaring the note in default. However, the lender has not given us notification that we are in default under the terms of the loan agreement.

We are in discussions with the lender and anticipate the lender to first pursue remedies other than foreclosure. Accordingly, we expect that the note will be restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that we could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by us would be successful or that new lenders would provide funds to us.

The following table indicates the average balance, interest income or expense, average interest rates earned or paid, interest rate spread, and interest margin for the years ended December 31, 2003 and 2002.


                                                      2003                                          2002
                                        -----------------------------------         ----------------------------------
(Fully taxable equivalent)                          Interest     Average                          Interest     Average
(Dollars in thousands except            Average     Income/      Yields/             Average      Income/      Yields/
for per share data)                     Balance     Expense        Rate              Balance      Expense       Rate
                                        -------     -------        ----              -------      -------       ----

Assets:

Interest-earning assets:
Loans net of unearned income           $ 69,038       $4,977        7.21%            $ 69,672     $ 5,711       8.20%
U.S. Treasury and other U.S.
  government agencies                    23,210          784        3.38%              23,468       1,117       4.76%
States and municipalities                 7,017          439        6.26%               5,541         367       6.62%
FHLB stock                                  377           15        3.98%                 361          16       4.43%
Federal funds sold                        1,877           24        1.28%               4,924          74       1.50%
                                       --------       ------                         --------     -------
  assets/interest income                101,519        6,090        6.00%             103,966       7,285       7.01%
                                       --------       ------                         --------     -------
Cash and due from banks                   2,708                                         2,936
Other assets                              8,661                                         6,250
Allowance for loan losses                  (999)                                         (995)
                                       --------                                      --------
    Total                              $111,889                                      $112,157
                                       --------                                      --------
Liabilities and stockholders'
  equity:
Interest-bearing liabilities:
Demand deposits                        $ 22,217         $161        0.72%            $ 19,303     $   239       1.24%
Savings                                   7,067           27        0.38%               7,096         106       1.49%
Individual retirement accounts            8,364          207        2.47%               8,768         284       3.24%
Time certificates                        49,639        1,204        2.43%              53,857       1,694       3.15%
FHLB advances                                 0            0        0.00%                   0           0       0.00%
Fed funds purchased                         196            3        1.53%
Securities sold under repurchase          1,666           32        1.92%               1,749          50       2.86%
Note payable                              1,448           48        3.31%               1,841          71       3.86%
                                       --------       ------                         --------     -------
  Total interest-bearing
    liabilities/interest expense         90,597        1,682        1.86%              92,614       2,444       2.64%
                                       --------       ------                         --------     -------
Non-interest bearing demand
  deposits                               13,694                                        12,276
Other liabilities                           523                                           677
Stockholders' equity                      7,075                                         6,590
                                       --------                                      --------
  Total                                $111,889                                      $112,157
                                       ========                                      --------
Net interest earnings                                  4,557                                      $ 4,841
                                                      ------                                      -------
Net interest on interest earning
  assets                                                            4.49%                                       4.66%
                                                                    -----                                       -----

Performance ratios and other data
Return on average assets                   0.54%                                         0.34%
Return on average equity                   8.55%                                         5.87%
Cash dividends declared                      $0                                       $53,903
Dividend payout ratio                         0                                         13.94%
Net income                             $604,684                                      $386,577


NONINTEREST EXPENSE

Non-interest expense increased $51,226 from $3,886,898 for 2002 to $3,938,124 for 2003. Non-interest expense as a percentage of average assets increased by 0.05% from 3.47% in 2002 to 3.52% for 2003.

The following table presents non-interest expense for 2003 compared to 2002 and as a percentage of average assets for each year (in thousands):

                                                               % Average                     % Average
                                                  2003           Assets          2002           Assets
                                                  ----           -------         ----           ------
Salaries and employee benefits                  $1,970            1.76%         $1,846          1.65%
Occupancy, net                                     247             .22             263          0.23%
Furniture and equipment                            387             .35             399          0.36%
Directors fees                                      72             .06              68          0.06%
Advertising                                         27             .02              31          0.03%
FDIC insurance                                      46             .04              48          0.04%
Office supplies                                     96             .09             133          0.12%
Professional services                              218             .19             206          0.18%
Telephone                                           66             .06              53          0.05%
Postage and courier                                 88             .08              79          0.07%
Loss on other real estate owned                     97             .09             299          0.27%
Other                                              624             .56             462          0.41%
                                                ------                          ------
                                                $3,938           3.52%          $3,887          3.47%
                                                ======           =====          ======          =====


Non-interest expenses increased 1.35% in absolute terms from 2002 to 2003 and increased as a percentage of average total assets. The increase is primarily attributable to an increase in salaries and employee benefits.

The  provision  for loan losses in 2003 was $465,000 and for 2002 was  $795,000.
The provision for loan losses is the amount management deems necessary to maintain a reserve for loan losses at a level sufficient to meet risks inherent in the Bank's loan portfolio. The level of the reserve is determined by management after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by us, historic loan-loss experience, loan mix and the level of loans relative to reserves.

Non-interest income increased $281,292 from $499,616 in 2002 to $780,908 in 2003 primarily due to an increase in service charges on deposit accounts and gains on sales of securities.

Income tax expense increased $34,848 from $146,389 in 2002 to $181,237 in 2003.

FINANCIAL POSITION

Our total assets decreased 2.42% or $2.69 million during 2003 to $108.68 million at year end 2003 from $111.37 million at year end 2002. This decrease is primarily attributable to a decrease of $4.17 million in deposits and securities sold under repurchase agreements during 2003 to $98.07 million at year end 2003 from $102.25 million at year end 2002.

Portfolio securities decreased $650,000 in 2003 to $28.17 million at year end 2003 from $28.82 million at year end 2002 while federal funds decreased $4.1 million during 2003.

Loans increased $1.51 million during 2003 to $69.63 million at year end 2003 compared to $68.12 million at year end 2002. Real estate and commercial mortgage loans increased $4.88 million in 2003 and consumer loans decreased $2.2 million in 2003. Real estate mortgage loans represented 79.82% of gross outstanding loans at year end 2003. Consumer loans represented 11.15% of gross outstanding loans at year end 2003. Commercial loans represented 6.78% of gross outstanding loans at year end 2003.

Deposits and securities sold under repurchase agreements decreased $4.17 million in 2003 from $102.25 million at year end 2002 to $98.07 million at year end 2003.

CAPITAL REQUIREMENTS

Our equity capital was $7.30 million at year end 2003 compared to $6.83 million at year end 2002. This increase of approximately $466,600 consists of our net income for 2003 of $604,622 less the decrease in the accumulated other comprehensive income of $138,022. No dividends were paid in 2003.

We are a "small one-bank holding company" within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, our capital compliance, for bank holding company purposes, will be measured solely with respect to the Bank and not on a consolidated basis.

Management believes, as of December 31, 2003, that we meet all capital requirements to which we are subject and that we are in compliance with all conditions and commitments to banking regulators regarding the approval and opening of branches in Rogersville and Church Hill, Tennessee. However, events beyond our control, such as a downturn in the local economy, could adversely affect future earnings and, consequently, our ability of to meet our future minimum capital requirements.

The Bank would be considered "well capitalized" within the applicable regulatory capital guidelines at December 31, 2003.

LIQUIDITY RESOURCES

Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and security repayments or sales of available for sale securities. The consolidated statement of cash flows provides an indication of the cash in-flows and out-flows and the Company's ability to meet its liquidity needs. Additionally, the Bank has established relationships with correspondent banks and the FHLB to borrow an additional approximately $14 million to meet liquidity requirements.

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

A traditional measure of interest rate sensitivity and its impact upon the next years earnings is our one-year gap position (total assets subject to repricing less total liabilities subject to repricing). A negative one-year gap position generally exposes our earnings to rising short term rates over the period and thus reduced net interest income because current liabilities reprice faster than current assets. However, this earnings exposure can be mitigated during the period if total asset growth is sufficient such that new assets are priced at relatively higher rates and new deposit maturities are extended. At December 31, 2003 we had a cumulative one year negative gap of (40.85%) or a net of $40.10 million in liabilities repricing faster than assets.

While the one-year-gap measure helps provide some information about a financial institution's interest sensitivity, it does not predict the trends of future earnings.

ASSET QUALITY

Non-performing and other loans past due 90 days or more were $1,210,115 at year end 2003 compared to $1,595,984 at year end 2002 representing a decrease of $385,869. Non-performing loans as a percentage of net loans before the allowance for loan losses was 1.74% at year end 2003 and 2.34% at year end 2002. The reserve for loan losses to non-performing loans, which is a measure of the Bank's ability to cover problem assets with existing reserves, was 75.29% at year end 2003 and 69.55% at year end 2002. Other real estate owned increased $292,347 to $1,533,749 at year end 2003 compared to $1,241,402 at year end 2002.
We had no material restructured loans in 2003 or 2002.

The level of non-accrual loans is primarily comprised of installment/consumer loans. Seventy-four percent of other real estate owned relates to one real estate development project. The remaining twenty-six percent consists of one-to-four family mortgage loans.

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

Item 7.  Financial Statements

Index to Consolidated Financial Statements:                                 Page
                                                                            ----

    Independent Auditor's Report.............................................F-1

    Consolidated Balance Sheets at December 31, 2003 and 2002................F-2

    Consolidated Statements of Income for the years ended
         December 31, 2003 and 2002..........................................F-3

    Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 2003 and 2002......................F-4

    Consolidated Statements of Cash Flows for the years
         ended December 31, 2003 and 2002....................................F-5

    Notes to Consolidated Financial Statements...............................F-6


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The information called for by this item is incorporated by reference to our Current Report on Form 8-K which was filed with the Securities and Exchange Commission on July 21, 2003.

Item 8A. Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Senior Vice President and Cashier, of the effectiveness of Volunteer's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and President and Senior Vice President and Cashier have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     Following is certain information regarding the nominee directors and executive officers of Volunteer.

     Reed D. Matney (54) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994.

     G. Douglas Price (63) has served as a Director since 1994. Mr. Price is retired and was the former Executive for Hawkins County, Tennessee.

     William E. Phillips (56) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee.

     Gary E. Varnell (57) has served as a Director since 1994. Mr. Varnell is the manager of a retail office products store in Rogersville, Tennessee.

     George L. Brooks (74) has served as a Director since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee.

     Shirley A. Price (69) has served as a Director since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee.

     Leon Gladson (78) has served as a Director since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee.

     Neil D. Miller (84) has served as a Director since 1994. Mr. Miller is a farmer in Rogersville, Tennessee.

     M. Carlin Greene (61) has served as a Director since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee.

     Scott F. Collins (55) has served as a Director since 1994. Mr. Collins is the Hancock County Clerk & Master in Sneedville, Tennessee.

     Lawrence E. Gray (59) has served as a Director since 1994 and formerly served as Executive Vice President of the Bank.

     Jim Friddell (53) has served as a Director since 2002. Mr. Friddell is the former president of Tennessee State Bank and currently resides in Rogersville, Tennessee.

     None of our directors is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

     During 2003 our Board of Directors held 2 meetings. The Directors of Volunteer also serve as directors of the Bank. The Board of Directors of the Bank held 12 meetings in 2003. No director attended less than 75% of the meetings held by Volunteer or the Bank during 2003. The Directors received no compensation as directors of Volunteer but as directors of the Bank received $500 for each meeting attended.

     The Board of Directors has three committees. Messrs. Phillips, Miller and Matney serve as the Executive Committee, Messrs. Doug Price, Gladson, Phillips and Collins, serve as members of the Audit Committee and Messrs. Phillips, Matney, and G. Douglas Price serve as members of the Trust Committee. These persons receive no compensation as members of such committees.

     Audit Committee Financial Expert

     The Board of Directors has determined that there is at least one audit committee financial expert, G. Douglas Price, serving on the Audit Committee. Mr. Price is not independent under the independence standards of the National Association of Securities Dealers ("NASD"). We believe the cost related to retaining a financial expert that satisfies NASD's independence standards is prohibitive at this time.

     Corporate Code of Ethics

     The Board of Directors has adopted a Corporate Code of Ethics which applies to all of our directors, officers and employees. A copy of our code of ethics may be obtained free of charge by making a written request to our corporate office located at 210 East Main Street, Rogersville, Tennessee 37857.

Item 10. Executive Compensation.

     The following table sets forth the aggregate cash compensation paid by us to the chief executive officer of Volunteer. No other executive officer received cash compensation in excess of $100,000 (determined as of the end of 2003) for the years ended December 31, 2003, 2002 and 2001.


                                                             Annual Compensation
                                                             -------------------
Name and Position                        Year                     Salary ($)
---- --- --------                        ----                -------------------
Reed Matney                              2003                      110,000
Chief Executive Officer and President    2002                      105,000
                                         2001                      105,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2004, our records indicated that the following number of shares were beneficially owned by (i) each person known by us to beneficially own more than 5% of our shares; (ii) directors and persons nominated to become directors of Volunteer and executive officers; and (iii) our directors and executive officers as a group.

                                                                     Amount and Nature
                               Name of                            of Beneficial Ownership     Percent
                          Beneficial Owner                           (Number of Shares)       of Class
                         -----------------                           ------------------       --------
(i)       Ralph T. Hurley.................................                 85,500               15.86%
(ii)      William E. Phillips(1)..........................                 22,495                4.17
          Lawrence E. Gray(2).............................                 13,201                2.49
          Shirley A. Price................................                  7,937                1.47
          Reed D. Matney..................................                  8,393                1.56
          Leon Gladson....................................                  3,723                   *
          G. Douglas Price(3).............................                 15,934                2.96
          Gary E. Varnell(4)..............................                 22,365                4.15
          Scott F. Collins................................                  1,647                   *
          George L. Brooks................................                  6,165                1.14
          M. Carlin Greene................................                 16,465                3.05
          Neil D. Miller(5)...............................                 11,150                2.07
          Jim Friddell....................................                  1,685                   *
(iii)     Directors and executive officers as a group (12
             persons).....................................                131,160               24.33

---------------
*    Less than 1%

(1) Includes 12,211 shares owned by the Joe H. Wilson Trust, for which Mr. Phillips serves as co-trustee. Also includes 700 shares owned by his spouse.

(2)  Includes 665 shares owned by his spouse.
(3) Includes 6,105 shares owned by his spouse, for which he disclaims voting and investment power.
(4)  Includes 200 shares owned jointly with his two sons.
(5) Includes 11,150 shares owned by Miller Family Trust, for which Mr. Miller serves as trustee

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from Volunteer's Proxy Statement to be dated approximately April 23, 2004.

Item 13. Exhibits and Reports on Form 8-K

(1) Exhibits
------------

Exhibit Number   Description
-------------    -----------

   3.1*         Articles of Incorporation of Volunteer Bancorp, Inc., as amended

   3.2*         Bylaws of Volunteer Bancorp, Inc.

  16** Letter from Welch & Associates, Ltd., to the Securities and Exchange Commission dated July 21, 2003.

  21.1          List of Subsidiaries

  31.1*** Certification of Reed D. Matney, Chief Executive Officer and President of Volunteer Bancorp, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2*** Certification of Greg Oliver, Senior Vice President and Cashier of Volunteer Bancorp, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1*** Certification of Reed D. Matney, Chief Executive Officer and President of Volunteer Bancorp, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2*** Certification of Greg Oliver, Senior Vice President and Cashier of Volunteer Bancorp, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to exhibits filed with Volunteer's Registration Statement on Form SB-1, Registration No. 33-94050.

**   Incorporated by reference to Volunteer's 8-K dated July 16, 2003.

*** A signed original of this written statement has been provided to Volunteer and will be retained by Volunteer and furnished to the Securities and Exchange Commission or its staff upon request.

(2)  Reports on Form 8-K
     ------- -- ---- ---

     No reports on Form 8-K were filed during the quarter ended December 31, 2003.

Item 14. Principal Accounting Fees and Services

     Incorporated by reference from Volunteer's Proxy Statement to be dated approximately April 23, 2004.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VOLUNTEER BANCORP, INC.

                                        By:/s/ Reed D. Matney
                                           -------------------
                                           Reed D. Matney
                                           Chief Executive Officer and President

                                           Date: March 29, 2004

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Capacity                                           Date
---------                                   ----------                                         -----

/s/ William E. Phillips
---------------------------             Chairman of the Board and Director                 March 29, 2004
William E. Phillips

/s/ Reed D. Matney
---------------------------             Chief Executive Officer and President and          March 29, 2004
Reed D. Matney                          Director (principal executive officer)

/s/ Greg Oliver
---------------------------             Vice President and Cashier                         March 29, 2004
Greg Oliver                             (principal accounting officer)

/s/ Carlin Greene
----------------------------            Director                                           March 29, 2004
Carlin Greene

/s/ Douglas Price
---------------------------             Director                                           March 29, 2004
Douglas Price

/s/ Gary Varnell
---------------------------             Director                                           March 29, 2004
Gary Varnell

/s/ George Brooks
---------------------------             Director                                           March 29, 2004
George Brooks

/s/ Shirley Price
---------------------------             Director                                           March 29, 2004
Shirley Price

/s/ Neil Miller
---------------------------             Director                                           March 29, 2004
Neil Miller

/s/ Lawrence Gray
----------------------------            Director                                           March 29, 2004
Lawrence Gray

/s/ Scott Collins
----------------------------            Director                                           March 29, 2004
Scott Collins

/s/ Leon Gladson
----------------------------            Director                                           March 29, 2004
Leon Gladson

/s/ Jim Friddell
----------------------------            Director                                           March 29, 2004
Jim Friddell

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                             Rogersville, Tennessee

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                             Rogersville, Tennessee



                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002









                                    Contents




REPORT OF INDEPENDENT AUDITORS.............................................  F-1

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS.............................................  F-2

   CONSOLIDATED STATEMENTS OF INCOME ......................................  F-3

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.........................  F-4

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY..............  F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS...................................  F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................  F-8

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee



We have  audited  the  accompanying  consolidated  balance  sheet  of  Volunteer
Bancorp, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Volunteer Bancorp, Inc. and Subsidiary for the year ended December 31, 2002 were audited by other auditors, whose report dated February 6, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. and Subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ Crowe Chizek and Company LLC

                                          Crowe Chizek and Company LLC

Lexington, Kentucky
February 20, 2004

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Volunteer Bancorp, Inc.
Rogersville, Tennessee

We have audited the accompanying consolidated balance sheet of Volunteer Bancorp, Inc. as of December 31, 2002, and the related consolidated statements of income and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volunteer Bancorp, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Welch & Associates, Ltd.

Welch & Associates, Ltd.
Nashville, Tennessee
February 6, 2003

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   December 31

--------------------------------------------------------------------------------


                                                                                   2003                  2002
                                                                                   ----                  ----

ASSETS
Cash and due from banks                                                      $      2,881,551      $      4,705,507
Federal funds sold                                                                    354,371             4,450,000
                                                                             ----------------      ----------------
     Cash and cash equivalents                                                      3,235,922             9,155,507
Securities
   Available for sale                                                              27,462,097            27,765,755
   Held to maturity                                                                   709,910             1,052,991
Loans, less allowance for loan losses                                              68,719,127            67,014,982
Accrued interest receivable                                                           759,388               935,616
Premises and equipment, net                                                         3,715,926             3,788,671
Real estate acquired through foreclosure                                            1,533,749             1,241,402
Goodwill                                                                              131,259               131,259
Cash surrender value of life insurance                                              2,088,704                     -
Other assets                                                                          322,846               285,832
                                                                             ----------------      ----------------

Total assets                                                                 $    108,678,928      $    111,372,015
                                                                             ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                    $     13,207,426      $     12,159,852
     Interest bearing                                                              83,505,414            87,797,905
                                                                             ----------------      ----------------
         Total deposits                                                            96,712,840            99,957,757
Accrued interest payable                                                              317,580               411,322
Federal funds purchased                                                             1,450,000                     -
Securities sold under repurchase agreements                                         1,358,902             2,288,784
Other accrued taxes, expenses and liabilities                                         123,765                69,910
Long-term debt                                                                      1,415,000             1,810,000
                                                                             ----------------      ----------------
     Total liabilities                                                            101,378,087           104,537,773

Stockholders' equity
     Common stock, $0.01 par value; 1,000,000 shares
       authorized; 539,027 shares issued
       and outstanding in 2003 and 2002                                                 5,390                 5,390
     Additional paid-in capital                                                     1,916,500             1,916,500
     Retained earnings                                                              5,161,814             4,557,192
     Accumulated other comprehensive income                                           217,137               355,160
                                                                             ----------------      ----------------
         Total stockholders' equity                                                 7,300,841             6,834,242
                                                                             ----------------      ----------------

Total liabilities and stockholders' equity                                   $    108,678,928      $    111,372,015
                                                                             ================      ================

                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31

--------------------------------------------------------------------------------


                                                                                       2003                2002
                                                                                       ----                ----


Interest income
     Loans, including fees                                                        $   4,975,865      $    5,710,663
     Federal funds                                                                       23,830              73,631
     Securities
         Taxable                                                                        799,954           1,132,633
         Tax exempt                                                                     289,929             241,961
                                                                                  -------------      --------------
                                                                                      6,089,578           7,158,888

Interest expense
     Deposits                                                                         1,599,433           2,322,582
     Repurchase agreements and other borrowings                                          82,070             121,058
                                                                                  -------------      --------------
                                                                                      1,681,503           2,443,640

Net interest income                                                                   4,408,075           4,715,248
Provision for loan losses                                                               465,000             795,000
                                                                                  -------------      --------------
Net interest income after provision for loan losses                                   3,943,075           3,920,248

Other income
     Service charges                                                                    476,504             297,299
     Fees and commissions                                                                87,719             107,193
     Securities gains (losses), net                                                     106,465              39,222
     Other                                                                              110,220              55,902
                                                                                  -------------      --------------
                                                                                        780,908             499,616
Other expenses
     Salaries and employee benefits                                                   1,970,417           1,834,197
     Occupancy expenses                                                                 247,485             262,800
     Furniture and equipment                                                            387,293             399,402
     Other                                                                            1,332,929           1,390,499
                                                                                  -------------      --------------
                                                                                      3,938,124           3,886,898

Income before income taxes                                                              785,859             532,966
Provision for income taxes                                                              181,237             146,389
                                                                                  -------------      --------------

Net income                                                                        $     604,622      $      386,577
                                                                                  =============      ==============

Basic and diluted earnings per share                                              $        1.12      $         0.72

Average common shares outstanding                                                       539,027             539,027


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Years Ended December 31

--------------------------------------------------------------------------------


                                                                                         2003                2002
                                                                                         ----                ----


Net income                                                                        $     604,622      $      386,577

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities arising
       during the period                                                               (116,153)            635,835
     Reclassification of realized amount                                                106,465              39,222
                                                                                  -------------      --------------
         Other comprehensive income                                                    (222,618)            596,613

     Income taxes related to other comprehensive income                                  84,595            (226,713)
                                                                                  -------------      --------------

     Other comprehensive income, net of income taxes                                   (138,023)            369,900
                                                                                  -------------      --------------

     Total comprehensive income                                                   $     466,599      $      756,477
                                                                                  =============      ==============

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002 and 2001

--------------------------------------------------------------------------------




                                                                                         Accumulated
                                                         Additional                        Other           Total
                                           Common Stock    Paid-In       Retained       Comprehensive  Stockholders'
                                  Shares      Amount       Capital       Earnings          Income         Equity
                                  ------   ------------  ----------      --------       -------------  -------------

Balances, January 1, 2002        539,027    $  5,390    $ 1,916,500     $ 4,224,518    $   (14,740)     $ 6,131,668

Net income                             -           -              -         386,577              -          386,577

Dividends declared
  ($0.10 per share)                    -           -              -         (53,903)             -          (53,903)

Other comprehensive income             -           -              -               -        369,900          369,900
                                --------    --------    -----------     -----------    -----------      -----------

Balances, December 31, 2002      539,027       5,390      1,916,500       4,557,192        355,160        6,834,242

Net income                             -           -              -         604,622              -          604,622

Other comprehensive income                                                                (138,023)        (138,023)
                                --------    --------    -----------     -----------    -----------      -----------

Balances, December 31, 2003      539,027    $  5,390    $ 1,916,500     $ 5,161,814    $   217,137      $ 7,300,841
                                ========    ========    ===========     ===========    ===========      ===========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                                          2003            2002
                                                                                          ----            ----

Cash flows from operating activities
     Net income                                                                     $     604,622    $      386,577
     Adjustments to reconcile net income to net
       cash from operating activities
           Depreciation and amortization                                                  204,558           205,483
           Provision for loan losses                                                      465,000           795,000
           Securities (gains) losses, net                                                (106,465)          (39,222)
           Federal Home Loan Bank stock dividends                                         (14,900)          (16,400)
           Write downs of other real estate                                                40,000           235,528
           (Gain) loss on sale of other real estate                                        56,758            38,425
           Increase in bank owned life insurance                                          (88,704)                -
       Changes in:
           Interest receivable                                                            176,228           130,863
           Other assets                                                                    47,581          (128,788)
           Other liabilities                                                              (39,887)         (445,581)
                                                                                    -------------    --------------
                Net cash from operating activities                                      1,344,791         1,161,885

Cash flows from investing activities
     Securities available for sale
       Purchases                                                                      (21,853,726)      (20,071,988)
       Proceeds from calls and maturities                                              15,899,444        13,142,700
       Proceeds from sales                                                              5,904,082         5,782,690
     Securities held to maturity
       Purchases                                                                         (445,779)       (1,017,384)
       Proceeds from calls and maturities                                                 788,860           591,252
     Net change in loans                                                               (2,738,970)        3,207,275
     Investment in bank owned life insurance                                           (2,000,000)                -
     Proceeds from sale of other real estate                                              433,325           770,314
     Purchases of premises and equipment, net                                            (131,813)         (127,796)
                                                                                    -------------    --------------
         Net cash from investing activities                                            (4,144,577)        2,277,063

Cash flows from financing activities
     Net change in deposits                                                            (3,244,917)       (3,951,898)
     Net change in repurchase agreements                                                 (929,882)        1,179,181
     Federal funds purchased                                                            1,450,000                 -
     Dividends paid                                                                             -           (53,903)
     Repayment of long-term debt                                                         (395,000)         (360,000)
                                                                                    -------------    --------------
         Net cash from financing activities                                            (3,119,799)       (3,186,620)
                                                                                    -------------    --------------

Net change in cash and cash equivalents                                                (5,919,585)          252,328

Cash and cash equivalents at beginning of year                                          9,155,507         8,903,179
                                                                                    -------------    --------------

Cash and cash equivalents at end of year                                            $   3,235,922    $    9,155,507
                                                                                    =============    ==============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                                          2003            2002
                                                                                          ----            ----


Supplemental disclosures of cash flow information: Cash paid during the year for:
         Interest expense                                                           $   1,775,245    $    2,926,665
         Income taxes                                                                     128,704           278,526

Supplemental non-cash disclosures:
     Transfers from loans to other real estate                                            822,430         1,140,900

                     VOLUNTEER BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Volunteer Bancorp, Inc. (the Company), its wholly-owned subsidiary, Citizens Bank of East Tennessee (the Bank), and the Bank's wholly-owned investment subsidiary, Sierra Securities, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations: The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation by the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). The Company, a bank holding company, is regulated by the Federal Reserve.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and certain short-term investments with maturities of less than three months. Generally, federal funds are sold for one-day periods. Net cash flows are reported for loan, deposit and short-term borrowing transactions.

Securities: The Company is required to classify its securities portfolio into three categories: trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

Securities available for sale are carried at fair value. The difference between amortized cost and fair value is recorded in stockholders' equity, net of related income tax, under accumulated other comprehensive income. Changes in this difference are recorded as a component of comprehensive income. Amortization of premiums and accretion of discounts are recorded as adjustments to interest income using the constant yield method.

Securities for which the Company has the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recorded as adjustments to interest income using the constant yield method.

Federal Home Loan Bank stock is carried at cost.

Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogenous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment: Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 15 years.

Real Estate Acquired Through Foreclosure: Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under certain financial instruments. The Company has no dilutive instruments outstanding.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Goodwill: Goodwill results from prior business acquisitions, and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Industry Segments: While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated into one reportable operating segment.

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

Reclassifications: Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

NOTE 2 - SECURITIES

Year-end securities are as follows:

                                                              Fair               Unrealized            Unrealized
                                                              Value                 Gains                Losses
                                                              -----              -----------           ----------
Available for Sale

2003
   U. S. government agencies                            $     2,071,245         $      43,451        $            -
   States and political subdivisions                          7,116,882               246,017                     -
   Mortgage-backed                                           16,887,970               115,315               (54,562)
   FNMA preferred stock                                       1,000,000                     -                     -
   Federal Home Loan Bank stock                                 386,000                     -                     -
                                                        ---------------         -------------        --------------

     Total                                              $    27,462,097         $     404,783        $      (54,562)
                                                        ===============         =============        ==============

                                                              Fair               Unrealized            Unrealized
                                                              Value                 Gains                Losses
                                                              -----              -----------           ----------
Available for Sale

2002
   U. S. Treasury                                       $       514,690         $      13,789        $            -
   U. S. government agencies                                 18,877,353               411,984                (4,760)
   States and political subdivisions                          6,542,612               166,497                     -
   FNMA preferred stock                                       1,460,000                     -               (14,671)
   Federal Home Loan Bank stock                                 371,100                     -                     -
                                                        ---------------         -------------        --------------

     Total                                              $    27,765,755         $     592,270        $      (19,431)
                                                        ===============         =============        ==============

Year-end securities are as follows:

                                                          Carrying     Unrecognized      Unrecognized         Fair
                                                            Amount          Gains            Losses           Value
                                                            ------          -----            ------           -----
Held to Maturity
----------------
2003
----
   Mortgage-backed securities                           $    709,910   $    7,447       $        -       $    717,357

2002
----
   Mortgage-backed securities                           $  1,052,991   $    1,430       $        -       $  1,054,421



The amortized cost and fair value of securities at December 31, 2003, by category and by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

                                                                                                        Available
                                                                  Held to Maturity                      for Sale
                                                                  ----------------                      --------
                                                            Carrying                Fair                  Fair
                                                             Amount                 Value                 Value

   Due in one year or less                              $             -         $           -        $            -
   Due after one year through five years                              -                     -             1,959,120
   Due after five years through ten years                             -                     -             4,506,824
   Due after ten years                                                -                     -             2,722,183
                                                        ---------------         -------------        --------------
                                                                      -                     -             9,188,127
   Mortgage-backed                                              709,910               717,357            16,887,970
   Equity                                                             -                     -             1,386,000
                                                        ---------------         -------------        --------------

     Total                                              $       709,910         $     717,357        $   27,462,097
                                                        ===============         =============        ==============


Proceeds from sales of securities during 2003 and 2002 were $5,904,082 and $5,782,690. Gross gains of $107,903 and $39,222 and gross losses of $1,438 and $0, were realized on those sales.

Securities with an approximate carrying value of $14,576,734 and $11,888,000 at December 31, 2003 and 2002, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   Less than 12 Months           12 Months or More                Total
                                   -------------------           -----------------                -----
                                   Fair     Unrealized         Fair        Unrealized       Fair       Unrealized
Description of Securities          Value       Loss            Value          Loss          Value         Loss
-------------------------          -----       ----            -----          ----          -----         ----

Mortgage backed securities     $ 9,007,399   $   54,562     $              $             $9,007,399    $     54,562
                               ===========   ==========     ==========     =========     ==========    ============

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the bonds approach their maturity and/or market rates decline.

NOTE  3 - LOANS

Loans at year-end were as follows:

                                                                                   2003                  2002
                                                                                   ----                  ----

Commercial                                                                   $      4,720,539      $      7,302,050
Real estate construction                                                              992,161             2,647,018
Real estate mortgage                                                               54,588,204            48,055,327
Consumer                                                                            7,765,185             9,958,068
Other                                                                               1,564,576               163,000
                                                                             ----------------      ----------------

         Subtotal                                                                  69,630,665            68,125,463
Less: Allowance for loan losses                                                      (911,538)           (1,110,481)
                                                                             ----------------      ----------------
Loans, net                                                                         68,719,127            67,014,982
                                                                             ================      ================

Activity in the allowance for loan losses was as follows:

                                                                                    2003                  2002
                                                                                    ----                  ----

Beginning balance                                                            $      1,110,481      $        908,016
Charge-offs                                                                          (712,391)             (635,246)
Recoveries                                                                             48,448                42,711
Provision for loan losses                                                             465,000               795,000
                                                                             ----------------      ----------------

Ending balance                                                               $        911,538      $      1,110,481
                                                                             ================      ================

Impaired loans were as follows:

                                                                                            2003           2002
                                                                                            ----           ----

     Year-end loans with no allocated allowance
       for loan losses                                                                  $         -     $         -
     Year-end loans with allocated allowance
       for loan losses                                                                    1,210,115       1,595,984
                                                                                        -----------     -----------

         Total                                                                          $ 1,210,115     $ 1,595,984
                                                                                        ===========     ===========

     Amount of the allowance for loan losses allocated                                  $   181,517     $   155,196

                                                                                            2003           2002
                                                                                            ----           ----

     Average of impaired loans during the year                                          $   692,400     $   873,750
     Interest income recognized during impairment                                                 -               -
     Cash-basis interest income recognized                                                        -               -



Nonperforming loans were as follows:
                                                                                            2003            2002
                                                                                            ----            ----

Loans past due over 90 days still on accrual                                           $  1,034,715      $  673,292
Nonaccrual loans                                                                            175,400         922,692



Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2003 and 2002. An analysis of the activity with respect to all director and executive officer loans is as follows:

                                                                     2003
                                                                  ----------

Balance, beginning of year                                     $     295,048
Additions, including loans now meeting
   disclosure requirements                                           428,290
Amounts collected, including loans no
   longer meeting disclosure requirements                            239,298
                                                               -------------

Balance, end of year                                           $     484,040
                                                               =============

NOTE  4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:
                                                    2003                 2002
                                                    ----                 ----
Land                                       $      619,168     $       619,168
Buildings                                       3,317,755           3,317,755
Furniture and equipment                         1,312,572           1,258,516
                                           --------------     ---------------
                                                5,249,495           5,195,439
Less accumulated depreciation                   1,533,569           1,406,768
                                           --------------     ---------------
                                           $    3,715,926     $     3,788,671
                                           ==============     ===============

Depreciation expense was $204,558 and $205,483 in 2003 and 2002.

The Bank leases a parcel of real estate in Rogersville. The parcel is leased through September 1, 2009. The Bank subleased this parcel on January 15, 2000, to the town of Rogersville through January 1, 2006. The Bank leases a portion of a building in Rogersville used as a branch location. This lease expires on December 1, 2009. In addition, certain computer and other equipment is leased under various long-term operating leases. Total net rental expense for these leases, net of sublease income of $12,000 per year, was $145,324 and $182,092 for December 31, 2003 and 2002.

Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present.

               2004                                $      102,361
               2005                                        92,076
               2006                                        77,436
               2007                                        36,408
               2008                                        36,408

NOTE  5 - DEPOSITS

Time deposits of $100,000 or more were $16,453,000 and $17,119,000 at year-end 2003 and 2002.

At December 31, 2003, the scheduled maturities of all time deposits are as follows:

               2004                                 $   45,889,000
               2005                                      4,294,000
               2006                                      2,075,000
               2007                                        697,000
                                                    --------------
                                                    $   52,955,000

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership are deposit customers of the Bank. The amount of these deposits was approximately $1,944,000 and $1,901,000 at December 31, 2003 and 2002.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are generally comprised of federal funds purchased and repurchase agreements. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the Bank is secured by bank-owned securities held in safekeeping at a correspondent bank.

The balances are shown below:
                                                 Repurchase       Federal Funds
                                                 Agreements         Purchased
                                                ------------      ------------
                                                     (Amounts in thousands)

Outstanding at December 31, 2003               $       1,359    $       1,450
   Average interest rate at year-end                    1.27%            1.25%
   Average balance during year                 $       1,666    $         196
   Average interest rate during year                    1.92%            1.53%
   Maximum month end balance during year       $       2,103    $       2,275

Outstanding at December 31, 2002               $       2,289    $           0
   Average interest rate at year-end                    2.47%               0%
   Average balance during year                 $       1,749    $           0
   Average interest rate during year                    2.86%               0%
   Maximum month end balance during year       $       2,365    $           0

NOTE 7 - LONG-TERM DEBT

The Company's long-term debt consists of a single note payable in the amount of $1,415,000 and $1,810,000 at December 31, 2003 and 2002 due to an unaffiliated commercial bank. The interest rate on the note adjusts quarterly and is equal to the three-month London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At December 31, 2003, the rate on the note was 3.12% per annum.

Principal is payable each January 31 as follows:

               2004                                    $       435,000
               2005                                            470,000
               2006                                            510,000
                                                       ---------------
                                                       $     1,415,000

The loan is secured by all of the stock of the Bank.

The Company is in violation of certain loan covenants with respect to this loan in that annualized earnings to tangible assets are less than the 0.75% required and the ratio of nonperforming assets is greater than 2.5%. These violations have not been waived by the lender.

Because of these violations, the lender may, at its option, by notice to the Company declare the note in default. In such an event, the Company would have ten days to remedy compliance with all loan covenants. If the Company did not or could not comply with all loan covenants within such ten day period, the note would be in default. In such a case, the lender may declare the note immediately due and payable and among other things proceed to foreclose upon 100% of the stock of Citizens Bank of East Tennessee which is pledged as security for the note.

The lender has been notified by the Company of its non-compliance with certain covenants of the note that could lead to the lender declaring the note in default. However, the lender has not notified the Company that it is in default under the terms of the loan agreement.

The Company is in discussions with the lender that would result in the note being restructured resulting in, among other things, increasing the interest rate on the note and substantially reducing the final maturity date on the note. In such a case, there can be no assurance that the Company could satisfy the restructured debt without obtaining new financing from other lenders or funds from a stock offering. Further, there can be no assurance that a stock offering by the Company would be successful or that new lenders would provide funds to the Company.

NOTE  8 - FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB. Any advances are secured by physical delivery of the Bank's qualifying 1-4 mortgage loans. The Bank is required to maintain eligible collateral representing 125 percent of the current outstanding balance of all advances. The Bank had no outstanding advances at December 31, 2003 and 2002.

NOTE 9 - INCOME TAXES

Income tax expense was as follows:

                                              2003                2002
                                              ----                ----

Current                                $     103,836     $      293,129
Deferred                                      77,401           (146,740)
                                       -------------     ---------------

                                       $     181,237     $      146,389
                                       =============     ===============

Year-end deferred tax assets and liabilities were due to the following. No valuation allowance for the realization of deferred tax assets is considered necessary.

                                             2003                2002
                                             ----                ----
Deferred tax assets
   Allowance for loan losses             $ 181,029         $   266,815
   Other real estate                        34,394              61,846
   AMT credit carryforward                  53,085                   -
   Other                                         -               4,805

Deferred tax liabilities
   Unrealized gain on securities          (133,084)           (217,679)
   Bank premises and equipment             (55,974)            (48,570)
   FHLB stock                              (37,294)            (32,255)
                                          ---------           ---------

    Net deferred tax asset (liability)   $  42,156         $    34,962

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

                                                     2003          2002
                                                     ----          ----

Tax expense at statutory rate                   $  267,192     $  181,208
Increase (decrease) in taxes resulting from:
   Tax-exempt investment income                   (102,890)       (74,301)
   Non-deductible interest expense related to
     carrying tax-exempt investments                 2,544          7,965
   State income taxes net of federal benefit        30,096         22,911
   Other                                           (15,705)         8,606
                                                ----------     -----------
                                                $  181,237     $   146,389

NOTE  10 - RETIREMENT PLANS

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $16,891 and $15,910 in 2003 and 2002.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying balance sheet. The commitments and contingent liabilities may include various guarantees, commitments to extend credit, standby letters of credit, and litigation. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment.

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

At December 31, 2003 and 2002, the Bank had the following financial instruments whose contract amounts represent credit risk:

                                                  2003              2002
                                                  ----              ----

Standby letters of credit                $     236,225      $      202,725

Commitments to extend credit             $   6,278,327      $    5,845,319

NOTE  12 - LIMITATION ON BANK DIVIDENDS

The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 2004 the Bank could declare dividends of approximately $226,000 plus any 2004 net profits retained to the date of the dividend declaration, subject to the provisions of the Memorandum of Understanding described in Note 14.

NOTE  13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:


                                                  ------------2003-------------        ------------2002-------------
                                                  Carrying                               Carrying
                                                  Amount         Fair Value              Amount        Fair Value
                                                  --------       ----------              --------      ----------

Financial assets
   Cash and due from banks                     $   2,881,551    $   2,881,551       $   4,705,507   $     4,705,507
   Securities                                     28,172,007       28,179,454          28,818,746        28,820,176
   Federal funds sold                                354,371          354,371           4,450,000         4,450,000
   Loans, net                                     68,719,127       70,594,251          67,014,982        70,002,286
   Accrued interest receivable                       759,388          759,388             935,616           935,616

Financial liabilities
   Deposits                                    $  96,712,840    $  96,996,529       $  99,957,757   $   103,281,008
   Securities sold under agreements
     to repurchase                                 1,358,902        1,358,902           2,288,784         2,288,784
   Federal funds purchased                         1,450,000        1,450,000                   -                 -
   Long-term debt                                  1,415,000        1,415,000           1,810,000         1,810,000
   Accrued interest payable                          317,580          317,580             411,322           411,322


NOTE  13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For loans or deposits and for deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not considered material.

NOTE  14 - CAPITAL REQUIREMENTS

Regulatory Matters: The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual amounts and ratios are presented in the table below:


                                                                                                          To Be Well
                                                                                                         Capitalized
                                                                                                         Under Prompt
                                                                                For Capital               Corrective
                                                         Actual              Adequacy Purposes        Action Provisions
                                                   Amount        Ratio       Amount       Ratio       Amount        Ratio
                                                   ------        -----       ------       -----       ------        -----
2003                                                                      (Dollars in Thousands)
----

Consolidated
  Total Capital (to Risk-Weighted Assets)         $   7,854      10.90%      $  5,764       8%       $   7,205       10%
  Tier I Capital (to Risk-Weighted Assets)            6,953       9.65          2,882       4            4,323        6
  Tier I Capital (to Average Assets)                  6,953       6.33          4,398       4            5,491        5


Bank Only
  Total Capital (to Risk-Weighted Assets)         $   9,249      12.84%      $  5,763       8%       $   7,204       10%
  Tier I Capital (to Risk-Weighted Assets)            8,348      11.59          2,882       4            4,322        6
  Tier I Capital (to Average Assets)                  8,348       7.60          4,392       4            5,490        5

2002
----
Consolidated
  Total Capital (to Risk-Weighted Assets)         $   7,215      10.44%      $  5,529       8%       $   6,912       10%
  Tier I Capital (to Risk-Weighted Assets)            6,348       9.18          2,765       4            4,147        6
  Tier I Capital (to Average Assets)                  6,348       5.72          4,441       4            5,552        5


Bank Only
  Total Capital (to Risk-Weighted Assets)         $   8,983      13.00%      $  5,529       8%       $   6,911       10%
  Tier I Capital (to Risk-Weighted Assets)            8,116      11.73          2,764       4            4,147        6
  Tier I Capital (to Average Assets)                  8,116       7.32          4,436       4            5,545        5


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

As a result of certain findings in the Federal Reserve Bank's review of Volunteer Bancorp, Inc. as of September 17, 2002, the Company's Board of
Directors adopted certain Board Resolutions as of October 31, 2002. Board Resolutions are recommendations of the Federal Reserve adopted by the Company's Board of Directors requesting that certain actions be taken to strengthen the financial condition of the Company and its subsidiary. The areas addressed in the Board Resolutions include the prohibition of incurring additional debt, declaration and payment of dividends to the Company's shareholders, and certain capital transactions, without the prior written approval of the Federal Reserve Board. Management of the Company believe that the Company is in substantial compliance with the provisions of the Resolutions.

NOTE  15 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                                   December 31

                                                                                       2003                2002
                                                                                       ----                ----
ASSETS
Cash on deposit with subsidiary                                                   $      15,747      $       28,538
Investment in subsidiary                                                              8,696,100           8,616,445
Tax benefit receivable                                                                   11,527              10,516
                                                                                  -------------      --------------

Total assets                                                                      $   8,723,374      $    8,655,499
                                                                                  =============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Long-term debt                                                               $   1,415,000      $    1,810,000
     Accrued interest payable                                                             7,533              11,257

Stockholders' equity                                                                  7,300,841           6,834,242
                                                                                  -------------      --------------

Total liabilities and stockholders' equity                                        $   8,723,374      $    8,655,499
                                                                                  =============      ==============

                         Condensed Statements of Income
                             Years Ended December 31

                                                                                           2003             2002
                                                                                           ----             ----

Income
   Dividends from subsidiary                                                          $   435,122       $   435,798

Expenses
   Interest                                                                                47,583            71,421
   Professional services                                                                   34,033            21,115
   Other                                                                                       40            (4,405)
                                                                                      -----------       -----------
                                                                                           81,656            88,131

Income before income taxes and equity in
   undistributed income of subsidiary                                                     353,466           347,667

Applicable income tax (expense) benefits                                                   33,479            30,149

Equity in undistributed income of subsidiary                                              217,677             8,761
                                                                                      -----------       -----------

Net income                                                                            $   604,622       $   386,577
                                                                                      ===========       ===========


                       Condensed Statements of Cash Flows
                             Years Ended December 31

                                                                                          2003                2002
                                                                                          ----                ----

Cash flows from operating activities
   Net income                                                                         $   604,622       $   386,577
   Adjustments to reconcile net income to net
     cash from operating activities
       Equity in undistributed earnings of
         subsidiary                                                                      (217,677)           (8,761)
       Deferred income taxes                                                                    -             6,869
       Change in other assets                                                              (1,012)            2,595
       Change in other liabilities                                                         (3,724)           (4,375)
                                                                                      -----------       -----------
         Net cash from operating activities                                               382,209           382,905

Cash flows from financing activities
   Dividends paid                                                                               -           (53,903)
   Repayment of note payable                                                             (395,000)         (360,000)
                                                                                      -----------       -----------
     Net cash from financing activities                                                  (395,000)         (413,903)
                                                                                      -----------       -----------

Net change in cash                                                                        (12,791)          (30,998)

Cash at beginning of year                                                                  28,538            59,536
                                                                                      -----------       -----------

Cash at end of year                                                                   $    15,747       $    28,538
                                                                                      ===========       ===========

                                      F-27