Form 10QSB
period 2004-03-31
VOLUNTEER BANCORP INC
filed 2004-05-14
CIK 947440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------   -----------------
                          Commission File No. 33-94050

                             Volunteer Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

         Tennessee                                          62-1271025
         ---------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)

210 East Main Street, Rogersville,                             37857
----------------------------------                             -----
              Tennessee
              ---------
(Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code 423-272-2200
                                                            ------------

                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                [X] Yes [ ] No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                       [ ] Yes [X] No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date: 539,027 as of May 14, 2004.

Transitional Small Business Disclosure Format (check one):        [ ] Yes [X] No

                             VOLUNTEER BANCORP, INC.


                                      INDEX

                                                                            Page
                                                                            ----
Part I Financial Information

     Item 1. Financial Statements

          Consolidated  Balance Sheet as of March 31, 2004
            and December 31, 2003                                             3

          Consolidated Statements of Income for the Three
            Months Ended March 31,2004 and 2003                               4

          Consolidated Statements of Comprehensive Income for
            the Three Months Ended March 31, 2004 and 2003                    5

          Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2004                                       6

          Notes to Consolidated Financial Statements                          7

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations                             8

     Item 3. Controls and Procedures                                         11

Part II Other Information

     Item 1. Legal Proceedings                                               12

     Item 2. Changes in Securities                                           12

     Item 3. Defaults upon Senior Securities                                 12

     Item 4. Submission of Matters to a Vote of Securities Holders           12

     Item 5. Other Information                                               12

     Item 6. Exhibits and Reports on Form 8-K                                13


Signatures                                                                   13

Certifications                                                               14

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31               December 31
                                                                                  2004                    2003
                                                                                  ----                    ----
ASSETS
Cash and due from banks                                                    $     2,550,700         $      2,881,551
Federal funds sold                                                                 106,198                  354,371
                                                                           ---------------         ----------------
   Cash and cash equivalents                                                     2,656,898                3,235,922
Securities
   Available for sale                                                           23,050,342               27,462,097
   Held to maturity                                                                624,069                  709,910
Loans, less allowance for loan losses                                           73,154,805               68,719,127
Accrued interest receivable                                                        790,144                  759,388
Premises and equipment, net                                                      3,666,395                3,715,926
Real estate acquired through foreclosure                                           263,500                1,533,749
Goodwill                                                                           131,259                  131,259
Cash surrender value life insurance                                              2,112,326                2,088,704
Other assets                                                                       438,303                  322,846
                                                                           ---------------         ----------------

   Total Assets                                                            $   106,888,041         $    108,678,928
                                                                           ===============         ================


LIABILITIES
Deposits
   Non-interest bearing                                                    $    14,569,352         $     13,207,429
   Interest bearing                                                             79,836,716               83,505,414
                                                                           ---------------         ----------------
     Total deposits                                                             94,406,068               96,712,840
Accrued interest payable                                                           261,450                  317,580
Federal funds purchased                                                          2,325,000                1,450,000
Securities sold under repurchase agreements                                      1,183,842                1,358,902
Other accrued taxes, expenses and liabilities                                      134,009                  123,765
Long-term debt                                                                     980,000                1,415,000
                                                                           ---------------         ----------------
   Total Liabilities                                                            99,290,369              101,378,087

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 1,000,000 shares
   authorized; 539,027 shares issued and outstanding
   in 2004 and 2003                                                                  5,390                    5,390
Additional paid-in capital                                                       1,916,500                1,916,500
Retained earnings                                                                5,400,701                5,161,814
Accumulated other comprehensive income                                             275,081                  217,137
                                                                           ---------------         ----------------
   Total stockholders' Equity                                                    7,597,672                7,300,841
                                                                           ---------------         ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   106,888,041         $    108,678,928
                                                                           ===============         ================


                            See accompanying notes.

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                             2004            2003
                                                                                             ----            ----
INTEREST INCOME
   Loans, including fees                                                                $ 1,191,642     $ 1,241,197
   Federal funds                                                                                813          11,659
   Investment securities:
     Taxable                                                                                151,775         232,550
     Tax-exempt                                                                              72,796          71,585
                                                                                        -----------     -----------
       Total interest income                                                              1,417,026       1,556,991

INTEREST EXPENSE
   Deposits                                                                                 316,055         444,243
   Other borrowed funds                                                                      19,548          25,779
                                                                                        -----------     -----------
     Total interest expense                                                                 335,603         470,022
                                                                                        -----------     -----------

Net interest income                                                                       1,081,423       1,086,969
Provision for loan losses                                                                         0         100,000
                                                                                        -----------     -----------

Net interest income after provision for loan losses                                       1,081,423         986,969

NON-INTEREST INCOME
   Service charges on deposits and fees                                                     111,468         110,150
   Securities gains                                                                          25,017         106,466
   Other non-interest income                                                                 54,805          36,368
                                                                                        -----------     -----------
     Total non-interest income                                                              191,290         252,984

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                           481,043         504,624
   Occupancy and equipment expenses                                                         160,104         167,223
   Other non-interest expense                                                               297,440         341,495
                                                                                        -----------     -----------
     Total non-interest expense                                                             938,587       1,013,342
                                                                                        -----------     -----------


Income before income taxes                                                                  334,126         226,611
Income tax expense                                                                           95,239          65,079
                                                                                        -----------     -----------

Net Income                                                                              $   238,887     $   161,532
                                                                                        ===========     ===========

Basic and diluted earnings per share                                                    $      0.44     $      0.30



                            See accompanying notes.

                             VOLUNTEER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                         2004                2003
                                                                                         ----                ----

Net income                                                                        $     238,887      $      161,532

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities arising
       during the period                                                                118,475             (71,292)
     Reclassification of realized amount                                                (25,017)           (106,466)
                                                                                  --------------     ---------------
         Other comprehensive income                                                      93,458            (177,758)

     Income taxes related to other comprehensive income                                 (35,514)             67,548
                                                                                  --------------     --------------

     Other comprehensive income, net of income taxes                                     57,944            (110,210)
                                                                                  -------------      --------------

     Total comprehensive income                                                   $     296,831      $       51,322
                                                                                  =============      ==============














                            See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                        2004                  2003
                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $        238,887      $        161,532
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation and amortization                                                   55,825                48,563
       Provision for loan losses                                                            0               100,000
       Securities (gains) losses, net                                                 (22,807)             (106,466)
       Federal Home Loan bank stock dividends                                          (3,800)               (3,600)
       Net amortization of premium on securities                                       64,916                46,875
       Write downs of other real estate                                                     0                 5,000
       Increase in bank owned life insurance                                          (23,622)               (9,159)
       Changes in:
         Interest receivable                                                          (30,756)              104,139
         Interest payable                                                             (56,130)              (27,492)
         Other assets                                                                 109,513               159,771
         Other liabilities                                                             10,244               100,542
                                                                             ----------------      ----------------
           Net cash from operating activities                                         342,270               579,707

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale
     Purchases                                                                              0           (10,232,562)
     Proceeds from calls and maturities                                               723,679             4,261,962
     Proceeds from sales                                                            3,744,590             5,904,082
   Securities held to maturity
     Proceeds from calls and maturities                                                84,476               111,563
   Net change in loans                                                             (4,500,678)           (2,000,208)
   Investment in bank owned life insurance                                                  0            (2,000,000)
   Proceeds from sale of other real estate                                          1,074,765               130,000
   Purchases of premises and equipment, net                                            (6,294)              (21,277)
                                                                             -----------------     ----------------
     Net cash from investing activities                                             1,120,538            (3,846,440)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                                          (2,306,772)            3,100,999
   Net change in repurchase agreements                                               (175,060)             (298,094)
   Federal funds purchased                                                            875,000                     0
   Repayment of long-term debt                                                       (435,000)             (395,000)
                                                                             ----------------      ----------------
     Net cash from financing activities                                            (2,041,832)            2,407,905
                                                                             ----------------      ----------------

Net change in cash and cash equivalents                                              (579,024)             (858,828)

Cash and cash equivalents at beginning of period                                    3,235,922             9,155,507
                                                                             ----------------      ----------------

Cash and cash equivalents at end of period                                   $      2,656,898      $      8,296,679
                                                                             ================      ================
Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest expense                                                        $        391,733      $        497,514
     Income taxes                                                                           0                 3,704

                            See accompanying notes.

                             VOLUNTEER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Management Opinion

In the opinion of the management of Volunteer Bancorp, Inc., (the "Company"), the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, the results of operations for the three months ended March 30, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report for the year ended December 31, 2003. The consolidated financial statements include the accounts for the Company and Citizens Bank of East Tennessee, (the "Bank"). All material intercompany balances and transactions have been eliminated in consolidation.

2.   Long-Term Debt

The Company's long-term debt consists of a single note payable in the amount of $980,000 at March 31, 2004, due to an unaffiliated bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At March 31, 2004, the rate on the note was 3.08% per annum. Principal is payable annually on January 31 as follows:

                2005                          470,000
                2006 (final maturity)         510,000
                                         ------------
                                         $    980,000
                                         ============

The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

The note agreement contains financial and operating covenants. As of March 31, 2004, the Company is in compliance with these covenants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of and for the Three Months Ended March 31, 2004 and 2003.

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2003 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2004, included elsewhere herein, and the supplemental financial data included herein.

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

     - business plans for the year 2004 and beyond including underwriting criteria.

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

SUMMARY

The Company reported net income for the first three months of 2004 of $238,887, or $.44 per common share, compared to net income of $161,532 or $0.30 per common share, for the same period a year ago. Total assets decreased $1,790,887 from December 31, 2003 to March 31, 2004. Our return on average assets was .88% for the quarter ended March 31, 2004 compared to .58% for the same period a year ago. This improvement is primarily due to significantly lower loan loss provisions and a decrease in non-interest expenses.

FINANCIAL CONDITION

Earning Assets.

Average earning assets have remained constant as a percentage of total average assets since year end. Average earning assets to Average Assets is 90.7% for three months ended March 31, 2004 compared to 90.7% for all of 2003.

Loan Portfolio.

The Company's total loan portfolio increased by 6.3% at March 31, 2004 compared to December 31, 2003. There were differences in the mix as summarized below.

                                                March 31             December 31
                                                  2004                   2003
                                                  ----                   ----
                                                          (in thousands)

Commercial, financial and agriculture        $     5,530          $     4,721
Real estate - construction                         1,528                  992
Real estate - mortgage                            56,455               54,588
Consumer                                           8,443                7,765
Other                                              2,058                1,565
                                             -----------          -----------
                                             $    74,014          $    69,631
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

The allowance for losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb probable incurred loan losses. The provision for loan losses was $0 for the three months ended March 31, 2004 as compared to $100,000 in the same period in 2003.

The allowance for loan losses at March 31, 2004 was 1.16% of loans. Management believes that the $858,892 at March 31, 2004 is adequate to absorb known risks in the portfolio.

The following table provides the changes in the allowance for loan losses for the periods indicated.

                                                   Three Months Ended March 31
                                                    2004                  2003
                                                    ----                  ----
                                                        (in thousands)

Balance, beginning of year                      $    911               $  1,111
Provision charged to expense                           0                    100
Loans charged off                                    (60)                  (134)
Recoveries                                             7                     12
                                                ---------             ----------
Balance, end of year                            $    858              $   1,089

Investment Portfolio.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities; Available for Sale and Held to Maturity. The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At March 31, 2004 and December 31, 2003, there was an unrealized gain in the Available for Sale securities of approximately $444,000 and $350,000, respectively.

The Company's investment securities portfolio decreased approximately $4,500,000 since December 31, 2003. This decrease is primarily attributed to management's selling lower yielding securities to fund higher yielding loans.

Cash Value of Life Insurance.

During the first quarter of 2003, the Company invested in Bank owned life insurance to provide a higher yield than alternative investments. The cash surrender value of this life insurance is $2,112,326 at March 31, 2004. All officers of The Citizens Bank of East Tennessee as of February 15, 2003 were insured.

Deposits.

Deposits totaled $94,406,068 at March 31, 2004 compared to $96,712,840 at December 31, 2003. The deposit decline has primarily been in interest bearing accounts. Management has aggressively priced interest bearing deposits to improve interest margins. Additionally, management is working to limit deposit growth to core deposit customers. This limited growth will assist in management's overall strategy to meet Memorandum Guidelines established for capital.

Note Payable.

The company's long-term debt consists of a single note payable in the amount of $980,000 at March 31, 2004 due an unaffiliated bank and is discussed further in
Note 2 in the Notes to Consolidated Financial Statements.

Results of Operations

Net income increased to $238,887 for the three months ended March 31, 2004 from $161,532 in the same period in 2003.

Net interest income decreased .51% for the three months ended March 31, 2004 compared to the same period in 2003 from $1,086,969 to $1,081,423.

The provision for loan losses decreased $100,000 during the three months ended March 31, 2004 compared to the same periods last year. Non-performing assets decreased $2,016,000 from December 31, 2003 to March 31, 2004.

Non-performing assets were as follows as of March 31, 2004 and December 31,2003:


                                               March 31             December 31
                                                 2004                   2003
                                                 ----                   ----
                                                        (in thousands)

Loans past due over 90 days                  $    114               $  1,035
Non-accrual loans                                 350                    175
Other real estate owned                           264                  1,534
                                           -----------           -----------

     Total non-performing assets             $    728               $  2,744
                                           ===========           ===========

Non-Interest Income.

Gains on the sale of securities decreased $83,658 during the first three months of 2004 compared to 2003. Service charges increased slightly in 2004.

Non-Interest Expense.

Salaries and employee benefits decreased $23,581 in the three months ended March 31, 2004 compared to 2003. Occupancy and equipment expenses decreased $7,119 in the three months ended March 31, 2004 compared to 2003. Other expenses were lower in the three months ended March 31, 2004 than in 2003 due to reduced professional and legal fees.



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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certification   of   President   Pursuant   to  Section   302  of
               Sarbanes-Oxley Act

          31.2 Certification of Vice President Pursuant to Section 302 of Sarbanes-Oxley Act

          32   Certification   of  President  and  Vice  President  and  Cashier
               Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
          registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VOLUNTEER BANCORP, INC.


Date:  May 14, 2004                /s/ Reed D. Matney
                                   ---------------------------------------------
                                   Reed D. Matney, President


Date:  May 14, 2004                /s/ Greg Oliver
                                   --------------------------------------------
                                   Greg Oliver, Vice President and Cashier