Form 10QSB
period 2004-06-30
VOLUNTEER BANCORP INC
filed 2004-08-12
CIK 947440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                          Commission File No. 33-94050

                             Volunteer Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

         Tennessee                                      62-1271025
         ---------                                      ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

210 East Main Street, Rogersville,                         37857
----------------------------------                         -----
              Tennessee                                 (Zip Code)
              ---------
(Address of principal executive offices)

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date: 539,027 as of August 11, 2004.

     Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

                             VOLUNTEER BANCORP, INC.


                                      INDEX


Part I        Financial Information                                         Page
                                                                            ----
                Item 1.  Financial Statements

                  Consolidated Balance Sheet as of June 30, 2004               3

                  Consolidated Statements of Income for the Three and
                    Six Months Ended June 30, 2004 and June 2003               4

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2004 and June 2003                   5

                  Notes to Consolidated Financial Statements                   6


                Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                   7

                Item 3.  Controls and Procedures                              10

Part II       Other Information

                Item 1.  Legal Proceedings                                    11

                Item 2.  Changes in Securities                                11

                Item 3.  Defaults upon Senior Securities                      11

                Item 4.  Submission of Matters to a Vote of
                         Securities Holders                                   11

                Item 5.  Other Information                                    11

                Item 6.  Exhibits and Reports on Form 8-K                     11


Signatures                                                                    12

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  June 30, 2004
                                   (Unaudited)


ASSETS
Cash and due from banks                                      $        2,686,197
Federal funds sold                                                    1,100,276
                                                             ------------------
  Total cash and cash equivalents                                     3,786,473
Investment securities
  Available for sale                                                 21,227,434
  Held to maturity                                                      471,352
Loans, net (allowance for loan losses $878,075)                      73,359,782
Federal Home Loan Bank stock, at cost                                   393,600
Accrued interest receivable                                             713,861
Premises and equipment, net                                           3,683,308
Other real estate                                                       146,900
Cash surrender value life insurance                                   2,133,239
Other assets                                                            709,267
                                                             ------------------
 Total Assets                                                $      106,625,216
                                                             ==================
LIABILITIES
Deposits
 Non-interest bearing                                        $       14,157,968
 Interest bearing                                                    79,167,149
                                                             ------------------
   Total deposits                                                    93,325,117
Interest payable                                                        182,656
Federal funds purchased                                               1,725,000
Securities sold under repurchase agreements                             691,523
FHLB advances                                                         2,000,000
Other accrued liabilities                                               237,146
Note payable                                                            980,000
                                                             ------------------
   Total Liabilities                                                 99,141,442

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 1,000,000 shares
 authorized; 539,027 shares issued and outstanding                        5,390
Additional paid-in capital                                            1,916,500
Retained earnings                                                     5,572,515
Accumulated other comprehensive income                                  (10,631)
                                                             ------------------
   Total Stockholders' Equity                                         7,483,774

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      106,625,216
                                                             ==================



See accompanying notes to consolidated financial statements.

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                    June 30                       June 30
                                                              2004         2003              2004         2003
                                                              ----         ----              ----         ----
INTEREST INCOME
   Loans, including fees                                  $ 1,217,957    $ 1,240,801    $ 2,409,599     $ 2,481,998
   Federal funds                                                1,190          7,293          2,003          18,952
   Investment securities:
     Taxable                                                  135,378        211,114        287,153         443,664
     Tax-exempt                                                72,556         73,062        145,352         144,647
                                                          -----------    -----------    -----------     -----------
       Total interest income                                1,427,081      1,532,270      2,844,107       3,089,261

INTEREST EXPENSE
   Deposits                                                   284,105        418,182        600,160         862,425
   Other borrowed funds                                        17,570         22,114         37,118          47,893
                                                          -----------    -----------    -----------     -----------
     Total interest expense                                   301,675        440,296        637,278         910,318

Net interest income                                         1,125,406      1,091,974      2,206,829       2,178,943
Provision for loan losses                                     100,000        290,000        100,000         390,000
                                                          -----------    -----------    -----------     -----------

Net interest income after provision for loan losses         1,025,406        801,974      2,106,829       1,788,943
                                                          -----------    -----------    -----------     -----------

NON-INTEREST INCOME
   Service charges on deposits and fees                       114,339        132,122        225,807         242,272
   Securities gains                                                 0              0         25,017         106,465
   Other non-interest income                                   64,175         66,178        118,980         102,547
                                                          -----------    -----------    -----------     -----------
     Total non-interest income                                178,514        198,300        369,804         451,284

NON-INTEREST EXPENSE
   Salaries and employee benefits                             499,002        504,917        980,045       1,009,541
   Occupancy and equipment expenses                           152,110        212,047        312,214         379,270
   Other non-interest expense                                 325,870        292,059        623,310         633,554
                                                          -----------    -----------    -----------     -----------
     Total non-interest expense                               976,982      1,009,023      1,915,569       2,022,365
                                                          -----------    -----------    -----------     -----------

(Loss) income before income taxes                             226,938         (8,749)       561,064         217,862
Income tax (benefit) expense                                   55,124        (32,925)       150,363          32,154
                                                          -----------    -----------    -----------     -----------

Net Income                                                $   171,814    $    24,176    $   410,701     $   185,708
                                                          ===========    ===========    ===========     ===========

Other comprehensive income
   Unrealized gain (loss) on securities available
     for sale, before tax                                 $  (460,825)   $   197,785    $  (342,350)    $   126,442
   Reclassification for gains included in net income                0              0        (25,017)       (106,465)
   Income taxes related to other comprehensive income         175,113        (75,158)       139,599          (7,591)
                                                          -----------    ------------   -----------     -----------
                                                             (285,712)       122,627       (227,768)         12,386
                                                          -----------    -----------    -----------     -----------

Total comprehensive income                                $  (113,898)   $   146,803    $   182,933     $   198,094
                                                          ===========    ===========    ===========     ===========

Net income (loss) per common share                        $       .32    $      0.04    $       .76     $      0.34

Common shares outstanding                                     539,027        539,027        539,027         539,027



See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                              June 30
                                                                                              -------
                                                                                    2004                  2003
                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $        410,701      $        185,708
   Adjustments to reconcile net income to net cash
     from operating activities
       Provision for loan losses                                                      100,000               390,000
       Depreciation and amortization                                                  196,226               198,444
       Gain on securities                                                             (22,807)             (107,903)
       Writedown of OREO                                                               17,600                 5,000
       Federal Home Loan bank stock dividends                                          (7,600)               (7,300)
       Increase in cash surrender value of life insurance                             (44,535)              (35,077)
       Change in:
         Accrued interest receivable                                                   45,527               157,998
         Other assets                                                                 144,921               170,923
         Other liabilities                                                            (21,543)              257,750
                                                                             ----------------      ----------------
           Net cash from operating activities                                         818,490             1,215,543

CASH FLOWS FROM INVESTING ACTIVITIES Activity in held to maturity securities:
     Maturities, prepayments, and calls                                               236,336               324,300
   Activity in available for sale securities:
     Sales                                                                          3,744,590             5,797,617
     Purchases                                                                              0           (17,106,022)
     Maturities, prepayments, and calls                                             1,668,337             7,821,078
   Net change in loans                                                             (4,837,655)           (1,481,760)
   Purchase of premise and equipment, net                                             (70,210)              (27,668)
   Proceeds from sale - OREO                                                        1,205,765               180,083
   Investment in cash surrender value life insurance                                        0            (2,000,000)
                                                                             ----------------      -----------------
     Net cash from investing activities                                             1,947,163            (6,492,372)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                                          (3,387,723)            2,617,322
   Net change in securities sold under repurchase agreements                         (392,379)             (742,047)
   FHLB advances                                                                    2,000,000                     0
   Repayment of long-term debt                                                       (435,000)             (395,000)
                                                                             ----------------      ----------------
     Net cash from financing activities                                            (2,215,102)            1,480,275
                                                                             ----------------      ----------------

Net change in cash and cash equivalents                                               550,551            (3,796,554)

Cash and cash equivalents at beginning of period                                    3,235,922             9,155,507
                                                                             ----------------      ----------------

Cash and cash equivalents at end of period                                   $      3,786,473      $      5,358,953
                                                                             ================      ================

Supplemental disclosure of cash flow information

Transfers from loans to foreclosed real estate                               $         97,000         $    802,430
Cash paid during the period for
     Interest                                                                $        772,202      $        850,162
     Income taxes                                                                       3,704                91,204


See accompanying notes to consolidated financial statements.

1.   Management Opinion

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report for the year ended December 31, 2003. The consolidated financial statements include the accounts for the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

2.   Long-Term Debt

The Company's long-term debt consists of a single note payable in the amount of $980,000 at June 30, 2004, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At June 30, 2004, the rate on the note was 3.13% per annum. Principal is payable annually on January 31 as follows:


                2005                             $     470,000
                2006 (final maturity)                  510,000
                                                 -------------
                                                 $     980,000

The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

The note agreement contains financial and operating covenants. As of June 30, 2004, the Company is in compliance with these covenants.

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

4.   Certain Regulatory Matters

As a result of certain findings in the Tennessee Department of Financial Institution's Report of Examination dated June 4, 2001, the Board of Directors of the Bank entered into a Memorandum of Understanding (the "Memorandum"), dated August 16, 2001, with the Commissioner of the Tennessee Department of Financial Institutions and the Memphis Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that if not properly addressed and corrected could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum covered capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has reviewed a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. Management of the Company and the Bank believe that the Bank is in substantial compliance with the provisions of the Memorandum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of and for the Three and Six Months Ended June 30, 2004 and 2003

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2003 Annual Report, the interim unaudited consolidated financial statements and notes for the three months and six months ended June 30, 2004, included elsewhere herein, and the supplemental financial data included herein.

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

SUMMARY

The Company reported net income for the first six months of 2004 of $410,701, or $.76 per common share, compared to net income of $185,708 for the same period a year ago and for the three months ended June 30, 2004 net income was $171,814, or $.32 per share compared to a net income of $24,176 or $.04 per share in the second quarter of 2003. Total assets decreased approximately $2,054,000 from December 31, 2003 to June 30, 2004. Our return on average assets was .76% for June 30, 2004 compared to .33% for December 31, 2003. This improvement is primarily due to significantly lower loan loss provisions and a decrease in non-interest expense.

Financial Condition

Earning Assets.

Average earning assets has remained constant as a percentage of total average assets. Average earning assets to Average Assets is 90.6% for six months ended June 30, 2004 compared to 90.7% for all of 2003.

Loan Portfolio.

The Company's total loan portfolio has increased 6.6% at June 30, 2004 compared to December 31, 2003. There were differences in the mix as summarized below.

                                                June 30             December 31
                                                  2004                2003
                                                  ----                ----
                                                        (in thousands)

Commercial, financial and agriculture      $     5,346         $     4,721
Real estate - construction                       4,919                 992
Real estate - mortgage                          55,387              54,588
Consumer                                         7,918               7,765
Other                                              668               1,565
                                           -----------         -----------
                                           $    74,238         $    69,631
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

The allowance for losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb probable incurred loan losses. The provision for loan losses was $100,000 for the six months ended June 30, 2004 as compared to $390,000 in the same period in 2003. For the quarter ended June 30, 2004 the provision was $100,000 compared to $290,000 in 2003.

The allowance for loan losses at June 30, 2004 was 1.18% of loans. Management believes that the $878,075 at June 30, 2004 is adequate to absorb known risks in the portfolio.

The following table provides the changes in the allowance for loan losses for the periods indicated.

                                                     Six Months Ended June 30
                                                    2004                  2003
                                                    ----                  ----
                                                          (in thousands)
Balance, beginning of year                        $  911               $ 1,111
Provision charged to expense                         100                   390
Loans charged off                                   (183)                 (565)
Recoveries                                            50                    17
                                                  ------               -------
Balance, end of year                              $  878               $   953


Investment Portfolio.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities; Available for Sale and Held to Maturity. The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At June 30, 2004, there was an unrealized loss in the Available for Sale securities of approximately $17,000 compared to an unrealized gain of $350,000 at December 31, 2003.

The company's Investment securities portfolio decreased approximately $5.4 million since December 31, 2003. This decrease is primarily attributed to management selling lower yielding securities to fund higher yielding loans.

Cash Value of Life Insurance.

During the first quarter of 2003, the Company invested in Bank owned life insurance to provide a higher yield than alternative investments. The cash surrender value of this life insurance is $2,133,239 at June 30, 2004. All officers of The Citizens Bank of East Tennessee as of February 15, 2003 are insured.

Deposits.

Deposits totaled $93,325,117 at June 30, 2004 compared to $96,712,840 at December 31, 2003. The deposit decline has primarily been in the Interest Bearing accounts. Management has aggressively priced interest bearing deposits to improve interest margins. Additionally, management is working to limit deposit growth to only core deposit customers. This limited growth will assist in management's overall strategy to strengthen capital ratios.

Note Payable.

The company's long-term debt consists of a single note payable in the amount of $980,000 at June 30, 2004 due an unaffiliated national bank and is discussed further in Note 2 in the Notes to Consolidated Financial Statements.

Results of Operations

Net income increased to $410,701 for the six months ended June 30, 2004 from $185,708 in the same period in 2003. For the three months ended June 30, 2004, net income was $171,814 compared to $24,176 in 2003.

Net interest income increased 1.28% from the six months ended June 30, 2003 to the same period in 2004 from $2,178,943 to $2,206,829 and increased 3% from the three month period ended June 30, 2003 to the same period in 2004.

The provision for loan losses decreased $190,000 and $290,000 during the three and six months ended June 30, 2004 compared to the same periods last year. Non-performing assets decreased $2,123,000 from December 31, 2003 to June 30, 2004.

Non-performing assets were as follows as of June 30, 2004 and December 31, 2003:

                                               June 30             December 31
                                                 2004                2003
                                                 ----                ----
                                                       (in thousands)

Loans past due over 90 days                $      100           $   1,035
Non-accrual loans                                 374                 175
Other real estate owned                           147               1,534
                                          -----------           ---------
     Total non-performing assets          $       621           $   2,744
                                          ===========           =========

Non-Interest Income.

Gains on the sale of securities decreased $83 thousand from $108 thousand in the first half of 2003 to $25 thousand in the first half of 2004. Service charges decreased $18 thousand and $16 thousand in the three and six months ended June 30, 2004.

Non-Interest Expense.

Salaries and employee benefits decreased $6 thousand and $29 thousand in the three and six months ended June 30, 2004 compared to 2003. Occupancy and equipment expenses were significantly lower in the three and six months ended June 30, 2004 than in 2003, as a result of maturing operating leases for equipment. Other non-interest expense decreased $10 thousand in the six months ended June 30, 2004 compared to 2003 and increased $34 thousand for the three months ending June 30, 2004.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting on May 27, 2004, the shareholders voted on the following proposal with the results as indicated:

          Elected four of its current directors to continue in office until the 2007 meeting of shareholders. Current directors elected to three-year terms were as follows:
                                               For            Withhold Authority
                                               ---            ------------------
                    Reed Matney               402,336                 0
                    Shirley Price             402,336                 0
                    Carlin Greene             402,336                 0
                    Leon Gladson              402,336                 0

              Directors continuing to serve include:

                    William E. Phillips                   G. Douglas Price
                    Scott Collins                         Gary Varnell
                    Neil Miller                           George Brooks
                    Jim Friddell

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               31.1 Certification  of  President  Pursuant  to  Section  302  of
                    Sarbanes-Oxley Act

               31.2 Certification  of Vice President  Pursuant to Section 302 of
                    Sarbanes-Oxley Act

               32 Certification of President and Vice President and Cashier Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

          (b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VOLUNTEER BANCORP, INC.

Date:  August 12, 2004             /s/ Reed D. Matney
                                   ---------------------------------------------
                                       Reed D. Matney, President


Date:  August 12, 2004            /s/ Greg Oliver
                                  ----------------------------------------------
                                      Greg Oliver, Vice President and Cashier