Form 10QSB
period 2004-09-30
VOLUNTEER BANCORP INC
filed 2004-11-12
CIK 947440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

                                       OR

[ ]   TRANSITION   REPORT   PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                          Commission File No. 33-94050

                             Volunteer Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

         Tennessee                                              62-1271025
         ---------                                              ----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

210 East Main Street, Rogersville,  Tennessee                       37857
---------------------------------------------                       -----
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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date: 539,027 as of November 10, 2004.


     Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

                             VOLUNTEER BANCORP, INC.


                                      INDEX


Part I Finnancial Information Page

     Item 1. Financial Statements

             Consolidated Balance Sheet as of September 30, 2004.............  3

             Consolidated Statements of Income for the Three
               and Nine Months Ended September 30, 2004 and
               September 30, 2003............................................  4

             Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2004 and September 30, 2003........  5

             Notes to Consolidated Financial Statements......................  6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................  7

     Item 3.  Controls and Procedures........................................ 10

Part II  Other Information

     Item 1.  Legal Proceedings.............................................. 11

     Item 2.  Changes in Securities.......................................... 11

     Item 3.  Defaults upon Senior Securities................................ 11

     Item 4.  Submission of Matters to a Vote of Securities Holders.......... 11

     Item 5.  Other Information.............................................. 11

     Item 6.  Exhibits and Reports on Form 8-K............................... 11


Signatures .................................................................. 12

Certifications ........................................................... 13-15

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


ASSETS
Cash and due from banks                                      $         2,668,516
Federal funds sold                                                             -
                                                              ------------------
   Total cash and cash equivalents                                     2,668,516
Investment securities
   Available for sale                                                 19,883,842
   Held to maturity                                                      407,320
Loans, net (allowance for loan losses $945,608)                       78,094,979
Federal Home Loan Bank stock, at cost                                    397,800
Accrued interest receivable                                              804,362
Premises and equipment, net                                            3,647,748
Other real estate                                                        121,800
Cash surrender value life insurance                                    2,154,695
Other assets                                                             431,058
                                                              ------------------
   Total Assets                                               $      108,612,120
                                                              ==================

LIABILITIES
Deposits
   Non-interest bearing                                       $       13,509,682
   Interest bearing                                                   78,947,414
                                                              ------------------
     Total deposits                                                   92,457,096
Interest payable                                                         253,984
Federal funds purchased                                                1,100,000
Securities sold under repurchase agreements                              600,064
FHLB advances                                                          5,000,000
Other accrued liabilities                                                318,314
Note payable                                                             980,000
                                                              ------------------
   Total Liabilities                                                 100,709,458

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 1,000,000 shares
   authorized; 539,027 shares issued and outstanding                       5,390
Additional paid-in capital                                             1,916,500
Retained earnings                                                      5,807,357
Accumulated other comprehensive income                                   173,415
                                                              ------------------
   Total Stockholders' Equity                                          7,902,662

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      108,612,120
                                                              ==================

                         PART 1 - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                  September 30
                                                              2004         2003              2004         2003
                                                              ----         ----              ----         ----
INTEREST INCOME
   Loans, including fees                                  $ 1,269,444    $ 1,252,890    $ 3,679,043     $ 3,734,888
   Federal funds                                                1,243          2,867          3,246          21,819
   Investment securities:
     Taxable                                                  120,883        169,396        408,036         613,060
     Tax-exempt                                                72,661         72,564        218,013         217,211
                                                          -----------    -----------    -----------     -----------
       Total interest income                                1,464,231      1,497,717      4,308,338       4,586,978

INTEREST EXPENSE
   Deposits                                                   282,654        410,355        882,814       1,272,780
   Other borrowed funds                                        26,581         (8,622)        63,699          39,271
                                                          -----------    -----------    -----------     -----------
     Total interest expense                                   309,235        401,733        946,513       1,312,051

Net interest income                                         1,154,996      1,095,984      3,361,825       3,274,927
Provision for loan losses                                      75,000              -        175,000         390,000
                                                          -----------    -----------    -----------     -----------

Net interest income after provision for loan losses         1,079,996      1,095,984      3,186,825       2,884,927
                                                          -----------    -----------    -----------     -----------

NON-INTEREST INCOME
   Service charges on deposits and fees                       115,275        119,592        341,082         359,161
   Securities gains                                             1,905              -         26,922         107,903
   Other non-interest income                                   74,081         63,217        193,061         167,029
                                                          -----------    -----------    -----------     -----------
     Total non-interest income                                191,261        182,809        561,065         634,093

NON-INTEREST EXPENSE
   Salaries and employee benefits                             530,328        485,302      1,510,373       1,494,843
   Occupancy and equipment expenses                           158,344        177,141        470,558         556,411
   Other non-interest expense                                 253,952        292,332        877,262         925,886
                                                          -----------    -----------    -----------     -----------
     Total non-interest expense                               942,624        954,775      2,858,193       2,977,140
                                                          -----------    -----------    -----------     -----------

Income before income taxes                                    328,633        324,018        889,697         541,880
Income tax expense                                             93,791         94,301        244,154         126,455
                                                          -----------    -----------    -----------     -----------

Net Income                                                $   234,842    $   229,717    $   645,543     $   415,425
                                                          ===========    ===========    ===========     ===========

Other comprehensive income
   Unrealized gain (loss) on securities available
     for sale, before tax                                 $   298,753    $  (287,027)   $   (43,597)    $  (168,356)
   Reclassification for gains included in net income           (1,905)             -        (26,922)       (107,903)
   Income taxes related to other comprehensive income        (112,802)       103,330         26,797         104,978
                                                          -----------    -----------    -----------     -----------
                                                              184,046       (183,697)       (43,722)       (171,281)
                                                          -----------    -----------    -----------     -----------

Total comprehensive income                                $   418,888    $    46,020    $   601,821     $   244,144
                                                          ===========    ===========    ===========     ===========

Net income per common share                               $       .44    $       .43    $      1.20     $       .77
Common shares outstanding                                     539,027        539,027        539,027         539,027

                         PART I - FINANCIAL INFORMATION
                             VOLUNTEER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                        2004                  2003
                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $        645,543      $        415,425
   Adjustments to reconcile net income to net cash
     from operating activities
       Provision for loan losses                                                      175,000               390,000
       Depreciation and amortization                                                  150,974               332,484
       Gain on securities                                                             (26,922)             (107,903)
       Loss on OREO                                                                    11,436                16,758
       Writedown of OREO                                                               17,600                 5,000
       Federal Home Loan bank stock dividends                                         (11,800)              (11,100)
       Increase in cash surrender value of life insurance                             (65,991)              (61,715)
       Change in:
         Other assets                                                                 264,354               242,455
         Other liabilities                                                            130,953                53,969
                                                                             ----------------      ----------------
           Net cash from operating activities                                       1,292,147             1,275,373

CASH FLOWS FROM INVESTING ACTIVITIES Activity in held to maturity securities:
     Maturities, prepayments, and calls                                               336,329               690,992
   Activity in available for sale securities:
     Proceeds                                                                       3,744,590             5,797,617
     Purchases                                                                              -           (21,275,460)
     Maturities, prepayments, and calls                                             3,370,329            12,942,136
   Net change in loans                                                             (9,687,752)           (2,528,202)
   Purchase of premise and equipment, net                                             (82,796)             (117,420)
   Proceeds from sale of OREO                                                       1,259,329               378,325
   Investment in cash surrender value life insurance                                        -            (2,000,000)
                                                                             ----------------      ----------------
     Net cash from investing activities                                            (1,059,971)           (6,112,012)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in FHLB advances                                                          5,000,000                     -
   Net change in deposits                                                          (4,255,744)              210,221
   Net change in securities sold under repurchase agreements
     and federal funds purchase                                                    (1,108,838)             (553,496)
   Repayment of long-term debt                                                       (435,000)             (395,000)
                                                                             ----------------      ----------------
     Net cash from financing activities                                              (799,582)             (738,275)
                                                                             ----------------      ----------------

Net change in cash and cash equivalents                                              (567,406)           (5,574,914)

Cash and cash equivalents at beginning of period                                    3,235,922             9,155,507
                                                                             ----------------      ----------------

Cash and cash equivalents at end of period                                   $      2,668,516      $      3,580,593
                                                                             ================      ================

Supplemental disclosure of cash flow information
   Cash paid during the period for
     Interest                                                                $      1,010,109      $      1,334,144
     Income taxes                                                                      18,719                91,204

1.   Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.   Long-Term Debt

The Company's long-term debt consists of a single note payable in the amount of $980,000 at September 30, 2004, due an unaffiliated national bank. The interest rate on the note adjusts quarterly and is equal to the three-months London Interbank Offered Rate (Three Month LIBOR) plus 1.95% per annum or at the option of the Company, the rate on the note is equal to the lender's index rate as such rate changes from time to time. The Company may change interest rate options at any time with prior notice to the lender. Interest is payable quarterly. At September 30, 2004, the rate on the note was 3.65% per annum. Principal is payable annually on January 31 as follows:


      2005                                                   $     470,000
      2006 (final maturity)                                        510,000
                                                             -------------
                                                             $     980,000

The loan is secured by all of the stock of Citizens Bank of East Tennessee owned by the Company.

The note agreement contains financial and operating covenants. As of September 30, 2004, the Company is in compliance with these covenants.

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

4.   Certain Regulatory Matters

As a result of certain findings in the Tennessee Department of Financial Institution's Report of Examination dated June 4, 2001, the Board of Directors of the Bank entered into a Memorandum of Understanding (the "Memorandum"), dated August 16, 2001, with the Commissioner of the Tennessee Department of Financial Institutions and the Memphis Regional Director of the Federal Deposit Insurance Corporation. A Memorandum of Understanding is an informal administrative tool for institutions that have some weaknesses that if not properly addressed and corrected could lead to supervisory concern requiring formal administrative action. The areas addressed in the Memorandum covered capital adequacy, laws and regulations, data processing audit and review, investment policy maturity strategies, adequate documentation of each of the foregoing but primarily credit administration. As a result, the Board has reviewed a number of the Bank's policies and procedures including its loan policy and has incorporated recommendations designed to strengthen credit quality and the Bank's review procedures regarding loan loss reserve adequacy. The memorandum was lifted August 19, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of and for the Three and Nine Months Ended September 30, 2004 and 2003

The following provides a narrative discussion and analysis of significant changes in the results of operations and financial condition of Volunteer Bancorp, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Company's 2003 Annual Report, the interim unaudited consolidated financial statements and notes for the three months and nine months ended September 30, 2004, included elsewhere herein, and the supplemental financial data included herein.

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

SUMMARY

The Company reported net income for the first nine months of 2004 of $645,543, or $1.20 per common share, compared to net income of $415,425 for the same period a year ago and for the three months ended September 30, 2004 net income was $234,842, or $.44 per share compared to a net income of $229,717 or $.43 per share in the third quarter of 2003. Total assets decreased approximately $67,000 from December 31, 2003 to September 30, 2004. Our return on average assets was ..80% for nine months ended September 30, 2004 compared to .54% for the year ended December 31, 2003. This improvement is primarily due to significantly lower loan loss provisions and a decrease in non-interest expense.

Financial Condition

Earning Assets.

Average earning assets has remained constant as a percentage of total average assets. Average earning assets to Average Assets is 90.7% for nine months ended September 30, 2004 compared to 90.7% for all of 2003.

Loan Portfolio.

The Company's total loan portfolio has increased 13.5% at September 30, 2004 compared to December 31, 2003 and is summarized below.

                                              September 30           December 31
                                                   2004                  2003
                                                   ----                 ----
                                                          (in thousands)

Commercial, financial and agriculture        $     5,360          $     4,721
Real estate - construction                         5,678                  992
Real estate - mortgage                            58,628               54,588
Consumer                                           8,727                7,765
Other                                                648                1,565
                                              -----------         -----------
                                             $    79,041          $    69,631
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

The allowance for losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb probable incurred loan losses. The provision for loan losses was $175,000 for the nine months ended September 30, 2004 as compared to $390,000 in the same period in 2003. For the quarter ended September 30, 2004 the provision was $75,000 compared to $0 in 2003.

The allowance for loan losses at September 30, 2004 was 1.20% of loans. Management believes that the $945,608 at September 30, 2004 is adequate to absorb known risks in the portfolio.

The following table provides the changes in the allowance for loan losses for the periods indicated.

                                                  Nine Months Ended September 30
                                                     2004                  2003
                                                     ----                  ----
                                                           (in thousands)

Balance, beginning of year                    $       911           $     1,111
Provision charged to expense                          175                   390
Loans charged off                                    (197)                 (686)
Recoveries                                             57                    30
                                              -----------           -----------
Balance, end of year                          $       946           $       845


Investment Portfolio.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities; Available for Sale and Held to Maturity. The Available for Sale securities are carried at fair market value, whereas the Held to Maturity securities are carried at amortized cost. At September 30, 2004, there was an unrealized gain in the Available for Sale securities of approximately $280,000 compared to an unrealized gain of $350,000 at December 31, 2003.

The company's Investment securities portfolio decreased approximately $7.8 million since December 31, 2003. This decrease is primarily attributed to management selling lower yielding securities to fund higher yielding loans, as well as principal pay downs on mortgage backed securities.

Cash Value of Life Insurance.

During the first quarter of 2003, the Company invested in Bank owned life insurance to provide a higher yield than alternative investments. The cash surrender value of this life insurance is $2,154,695 at September 30, 2004. All officers of The Citizens Bank of East Tennessee as of February 15, 2003 are insured.

Deposits.

Deposits totaled $92,457,096 at September 30, 2004 compared to $96,712,840 at December 31, 2003. The deposit decline has primarily been in the Interest Bearing accounts. Management has aggressively priced interest bearing deposits to improve interest margins. Additionally, management is working to limit deposit growth to only core deposit customers. This limited growth will assist in management's overall strategy to strengthen capital ratios.

Note Payable.

The company's long-term debt consists of a single note payable in the amount of $980,000 at September 30, 2004 due an unaffiliated national bank and is discussed further in Note 2 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net income increased to $645,543 for the nine months ended September 30, 2004 from $415,425 in the same period in 2003. For the three months ended September 30, 2004, net income was $234,842 compared to $229,717 in 2003.

Net interest income increased 2.7% from the nine months ended September 30, 2003 to the same period in 2004 from $3,274,927 to $3,361,825 and increased 5.38% from the three month period ended September 30, 2003 to the same period in 2004.

The provision for loan losses decreased $215,000 for the nine months ended September 30, 2004 and increased $75,000 during the three months ended September 30, 2004 compared to the same periods last year. Non-performing assets decreased $1,995,000 from December 31, 2003 to September 30, 2004.

Non-performing assets were as follows as of September 30, 2004 and December 31, 2003:

                                              September 30           December 31
                                                    2004                2003
                                                    ----                ----
                                                         (in thousands)

Loans past due over 90 days                 $        35           $     1,035
Non-accrual loans                                   592                   175
Other real estate owned                             122                 1,534
                                            -----------           -----------
     Total non-performing assets            $       749           $     2,744
                                            ===========           ===========

Non-Interest Income.

Gains on the sale of securities decreased $80,981 from $107,903 in the nine months ended September 30, 2003 to $26,922 in the nine months ended September 30, 2004. Service charges decreased $4 thousand and $18 thousand in the three and nine months ended September 30, 2004.

Non-Interest Expense.

Salaries and employee benefits increased $45 thousand and $16 thousand in the three and nine months ended September 30, 2004 compared to 2003. Occupancy and equipment expenses were significantly lower in the three and nine months ended September 30, 2004 than in 2003, as a result of maturing operating leases for equipment. Other non-interest expense decreased $49 thousand in the nine months ended September 30, 2004 compared to 2003 and decreased $38 thousand for the three months ending September 30, 2004.

Item 3.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

          The Company's President and its Vice President and Cashier have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange
          Act Rule 13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the President and the Vice President and Cashier have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               31.1 Certification  of  President  Pursuant  to  Section  302  of
                    Sarbanes-Oxley Act

               31.2 Certification  of Vice President  Pursuant to Section 302 of
                    Sarbanes-Oxley Act

               32.1 Certification  of President  and Vice  President and Cashier
                    Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


          (b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VOLUNTEER BANCORP, INC.

Date:  November 12, 2004           /s/ Reed D. Matney
                                   --------------------------------------------
                                   Reed D. Matney, President


Date:  November 12, 2004           /s/ Greg Oliver
                                   --------------------------------------------
                                   Greg Oliver, Vice President and Cashier