Form 10-Q
period 2011-09-30
VOLUNTEER BANCORP INC
filed 2012-03-01
CIK 947440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of the close of business on December 31, 2011, there were 496,277 shares of the Registrant’s common stock outstanding.

VOLUNTEER BANCORP, INC.

Form 10-Q Quarterly Report

Explanatory Note

From April 24, 1997 (the date we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to December 3, 2004 (the date we filed Form 15 to terminate such registration) we filed with the United States Securities and Exchange Commission (“SEC”) our periodic reports pursuant to the Exchange Act. In December of 2004, we filed a Form 15, based on our belief that it satisfied the requirements under Rule 12g-4 to terminate the registration of the common stock, and thereby suspend our duty to file reports pursuant to the Exchange Act. In 2011, we discovered that the filing of the Form 15 was in error; that we remained subject to the reporting requirements under the Exchange Act. In connection with such requirements, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on February 7, 2012, we are filing this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2011, and intend to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and to continue to make timely filing of our periodic reports thereafter, as required by the Exchange Act.

Item 1. Financial Statements

VOLUNTEER BANCORP, INC.

Consolidated Balance Sheets

September 30, 2011 (Unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Dollars In Thousands)
Assets
Cash and due from banks	$5,753	$5,273
Federal funds sold	600	890

Cash and cash equivalents	6,353	6,163
Securities available for sale	16,015	12,684
Securities held to maturity (fair value 2011—$36 and 2010—$59)	34	56
Loans receivable, net of allowance for loan losses of $2,678 and $3,723	95,748	101,706
Federal Home Loan Bank stock	494	494
Accrued interest receivable	512	555
Premises and equipment, net	3,097	3,234
Other real estate owned, net	5,107	4,925
Bank owned life insurance	2,665	2,603
Other assets	668	494

Total assets	$130,693	$132,914

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$17,175	$14,396
Interest-bearing	97,634	102,035

Total deposits	114,809	116,431
Accrued interest payable	504	617
Note payable—major stockholder	830	830
Securities sold under repurchase agreements	234	337
Federal Home Loan Bank advances	8,500	8,500
Subordinated debentures	3,093	3,093
Other liabilities	234	164

Total liabilities	128,204	129,972

Stockholders’ equity
Common stock, $0.01 par value; 1,000,000 shares authorized; 496,277 shares issued and outstanding	5	5
Additional paid-in capital	255	255
Retained earnings	2,367	2,496
Accumulated other comprehensive income (loss), net	(138)	186

Total stockholders’ equity	2,489	2,942

Total liabilities and stockholders’ equity	$130,693	$132,914

See notes to consolidated financial statements.

VOLUNTEER BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Amounts)
Interest income
Loans, including fees	$1,329	$1,391	$3,948	$4,185
Securities
Taxable	31	100	143	328
Tax exempt	41	54	167	161
Federal funds sold and other	8	7	24	22

	1,409	1,552	4,282	4,696

Interest expense
Deposits	280	469	939	1,536
Other borrowings	26	29	78	103

	306	498	1,017	1,639

Net interest income	1,103	1,054	3,265	3,057
Provision for loan losses	180	1,565	246	1,812

Net interest income (loss) after provision for loan losses	923	(511)	3,019	1,245

Noninterest income
Service charges	55	59	172	195
Fees and commissions	10	10	37	40
Gain on sale of securities	190	—	528	—
Gain on sale of fixed assets	—	—	13	222
Other	62	31	169	88

	317	100	919	545
Noninterest expenses
Salaries and employee benefits	479	550	1,596	1,761
Occupancy expenses	70	73	210	216
Furniture and equipment	68	57	197	208
Data processing expense	65	61	193	184
Audit and professional fees	114	121	371	368
Insurance and bond expense	52	22	125	53
Other real estate and collection expense	293	495	714	683
FDIC assessment expense	100	100	298	276
Director fees	—	25	32	74
Other	97	122	331	343

	1,338	1,626	4,067	4,166

Income (loss) before income taxes	(98)	(2,037)	(129)	(2,376)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(98)	$(2,037)	$(129)	$(2,376)

Basic and diluted earnings (loss) per common share	$(0.20)	$(4.10)	$(0.26)	$(4.79)

See notes to consolidated financial statements.

VOLUNTEER BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Net income (loss)	$(98)	$(2,037)	$(129)	$(2,376)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during period	171	(15)	204	(21)
Reclassification of realized amount	(190)	—	(528)	—

Other comprehensive income (loss)	(19)	(15)	(324)	(21)
Income taxes related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of income taxes	(19)	(15)	(324)	(21)

Total comprehensive income (loss)	$(117)	$(2,052)	$(453)	$(2,397)

See notes to consolidated financial statements.

VOLUNTEER BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities:
Net income (loss)	$(129)	$(2,376)
Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation expense	144	155
Premium amortization of securities, net	53	11
Provision for loan losses	246	1,812
Gain on sales of securities	(528)	—
Gain on sale of fixed assets	(13)	(222)
Write downs of other real estate owned	387	532
Increase in bank owned life insurance	(63)	(61)
Changes in:
Accrued interest receivable	43	242
Other assets	(174)	(52)
Deferred taxes	—	(107)
Accrued interest payable	(113)	(53)
Other liabilities	70	24

Net cash from operating activities	(77)	(95)

Cash flows from investing activities:
Activity in available for sale securities
Purchases	(20,424)	(550)
Proceeds from sales, calls, maturities and principal pay-downs	17,245	2,094
Activity in held to maturity securities
Proceeds from principal pay-downs	22	28
Net change in loans	4,685	524
Proceeds from sale of premises and equipment	13	237
Proceeds from sale of other real estate owned	458	39
Purchases of premises and equipment	(7)	(11)
Purchases of Federal Home Loan Bank stock	—	(3)

Net cash from investing activities	1,992	2,358

Cash flows from financing activities
Net change in deposits	(1,622)	(2,686)
Net change in securities sold under repurchase agreements	(103)	9
Repayment of Federal Home Loan Bank advances	(25,500)	(1,700)
Proceeds from Federal Home Loan Bank advances	25,500	1,500

Net cash from financing activities	(1,725)	(2,877)

Net change in cash and cash equivalents	190	(614)
Cash and cash equivalents at beginning of period	6,163	6,101

Cash and cash equivalents at end of period	$6,353	$5,487

Supplemental Disclosures of Cash Flow Information:
Payments during the period for:
Interest paid	$1,130	$1,692
Income taxes paid	—	—
Supplemental Non-cash disclosures:
Transfers from loans to other real estate owned	$1,027	$4,411

See notes to consolidated financial statements.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Volunteer Bancorp, Inc. and its wholly-owned subsidiary, The Citizens Bank of East Tennessee (“the Bank”) (collectively “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) and disclosures necessary to summarize fairly the consolidated financial position of the Company as of September 30, 2011 and December 31, 2010 and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three months and nine months ended September 30, 2011 and 2010. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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

The Company experienced substantial losses in 2010 and 2009. Furthermore, non-performing assets are over 12% of total assets. As discussed in more detail in Note 9 to Notes to Consolidated Financial Statements, the Bank is not in compliance with minimum capital requirements set forth in the consent order with bank regulatory authorities.

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

At September 30, 2011, the Bank’s capital is above levels generally established for adequately capitalized under regulatory capital guidelines. However, in January 2010, the Bank agreed to a FDIC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8%, Tier 1 capital to risk-weighted assets ratio of 10% and total capital to risk-weighted assets ratio of 12%. The Bank did not meet these capital requirements as of September 30, 2011 or December 31, 2010. See Note 9 to Notes to Consolidated Financial Statements for additional disclosures related to regulatory capital.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 1—Basis of Presentation (continued)

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

There can be no assurance that our plans, described above, will successfully resolve all of the concerns of the banking regulatory authorities. These events and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

Note 2—New Accounting Standards

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for our reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for our reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment will have no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 3—Securities

The amortized cost and fair value of securities available for sale and held to maturity securities at September 30, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Available for sale
U.S. government sponsored entities and agencies	$2,415	$1	$(2)	$2,414
State and political subdivision	6,309	8	(21)	6,296
Mortgage-backed: residential	327	32	—	359
Collateralized mortgage obligations	6,870	76	—	6,946

Total available for sale	$15,921	$117	$(23)	$16,015

Held to maturity
Mortgage-backed: residential	$34	$2	$—	$36

December 31, 2010
Available for sale
U.S. government sponsored entities and agencies	$613	$1	$—	$614
State and political subdivision	5,153	99	(16)	5,236
Mortgage-backed: residential	4,334	303	—	4,637
Collateralized mortgage obligations	2,166	50	(19)	2,197

Total available for sale	$12,266	$453	$(35)	$12,684

Held to maturity
Mortgage-backed: residential	$56	$3	$—	$59

The proceeds from sales of securities and the associated gross gains and losses for the nine months ended September 30, 2011 and September 30, 2010 are listed below:

	Sept. 30, 2011	Sept. 30, 2010
Proceeds	$13,893	$—
Gross gains	528	—
Gross losses	—	—

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 3—Securities (continued)

The amortized cost and fair value of securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
Available for sale
One to five years	$1,968	$1,966
Five to ten years	998	980
Beyond ten years	5,758	5,764
Mortgage backed: residential	327	359
Collateralized mortgage obligations	6,870	6,946

Total	$15,921	$16,015

Held to maturity
One to five years	$34	$36
Five to ten years	—	—

Total	$34	$36

Securities pledged at September 30, 2011 and December 31, 2010 had a carrying amount of $7.2 million and $10.0 million, respectively, and were pledged to secure public deposits, federal funds lines of credit, and securities sold under repurchase agreements.

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Available for sale
U.S. gov’t sponsored entities and agencies	723	(2)	17	—	740	(2)
State and political subdivisions	$1,237	$(21)	$—	$—	$1,237	$(21)

Total temporarily impaired	$1,960	$(23)	$17	$—	$1,977	$(23)

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 3—Securities (continued)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available for sale
U.S. government-sponsored entities and agencies	$709	$(16)	$—	$—	$709	$(16)
State and political subdivisions	—	—	18	—	18	—
Mortgage-backed: Residential	490	(19)	—	—	490	(19)

Total temporarily impaired	$1,199	$(35)	$18	$—	$1,217	$(35)

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (rated AA or higher), management does not intend to sell the securities and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

Note 4—Loans and Allowance for Loan Losses

Categories of loans include:

	September 30, 2011	December 31, 2010
Construction & Development	$9,197	$11,986
Commercial real estate	28,056	29,640
Residential real estate	50,963	51,674
Other real estate	3,430	3,406
Commercial	4,247	4,893
Consumer	2,533	3,830

Total loans	98,426	105,429
Less allowance for loan losses	(2,678)	(3,723)

Net loans	$95,748	$101,706

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The following table sets forth an analysis of our allowance for loan losses for the three months ending September 30, 2011 and 2010.

	September 30,
	2011	2010
Balance at beginning of period	$2,812	$2,941
Provision for loan losses	180	1,565
Amounts charged off:
Construction & Development	213	904
Commercial real estate	112	61
Residential real estate	26	—
Other real estate	—	42
Commercial	—	570
Consumer	11	27

Total loans charged off	362	1,604
Recoveries of amounts previously charged off:
Construction & Development	34	—
Commercial real estate	—	—
Residential real estate	—	—
Other real estate	—	—
Commercial	2	2
Consumer	12	4

Total recoveries	48	6

Net charge-offs	314	1,598

Balance at end of period	$2,678	$2,908

The following table sets forth an analysis of our allowance for loan losses for the nine months ending September 30, 2011 and 2010.

	September 30,
	2011	2010
Balance at beginning of period	$3,723	$3,032
Provision for loan losses	246	1,812
Amounts charged off:
Construction & Development	219	1,247
Commercial real estate	1,070	69
Residential real estate	51	—
Other real estate	—	42
Commercial	—	570
Consumer	14	60

Total loans charged off	1,354	1,988
Recoveries of amounts previously charged off:
Construction & Development	34	—
Commercial real estate	5	36
Residential real estate	—	—
Other real estate	—	—
Commercial	4	3
Consumer	20	13

Total recoveries	63	52

Net charge-offs	1,291	1,936

Balance at end of period	$2,678	$2,908

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The following table sets forth an analysis of our provision for loan losses for the three months and nine months ending September 30, 2011.

	Three months ending September 30, 2011	Nine months ending September 30, 2011
Provision for loan losses
Construction & Development	(76)	(85)
Commercial real estate	690	568
Residential real estate	(137)	(99)
Other real estate	(46)	(28)
Commercial	(249)	(97)
Consumer	(2)	(13)

Total provision for loan losses	180	246

As of September 30, 2011 and December 31, 2010, accrued interest receivable of $512,000 and $555,000, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method as of September 30, 2011 and December 31, 2010.

	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total
September 30, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$445	$1,170	$103	$78	$—	$—	$1,796
Collectively evaluated	38	584	57	21	177	5	882

Total ending allowance balance	$483	$1,754	$160	$99	$177	$5	$2,678

Loans:
Individually evaluated for impairment	$5,429	$4,793	$1,327	$1,867	$—	$—	$13,416
Collectively evaluated	3,768	23,263	49,636	1,563	4,247	2,533	85,010

Total ending loans balance	$9,197	$28,056	$50,963	$3,430	$4,247	$2,533	$98,426

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$714	$1,942	$96	$82	$46	$—	$2,880
Collectively evaluated	39	309	214	45	224	12	843

Total ending allowance balance	$753	$2,251	$310	$127	$270	$12	$3,723

December 31, 2010
Loans:
Individually evaluated for impairment	$5,833	$10,272	$1,522	$1,871	$46	$—	$19,544
Collectively evaluated	6,153	19,368	50,152	1,535	4,847	3,830	85,885

Total ending loans balance	$11,986	$29,640	$51,674	$3,406	$4,893	$3,830	$105,429

Information on impaired loans for the three months ending September 30, 2011 and September 30, 2010 is as follows:

	September 30, 2011	September 30, 2010
Average of individually impaired loans during the period:
Construction & Development	$5,698	$5,651
Commercial real estate	4,413	10,957
Residential real estate	1,085	1,980
Other real estate	1,866	1,463
Commercial	—	—
Consumer	—	—

Total	13,062	20,051

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

Year to date information on impaired loans is as follows:

	September 30, 2011	September 30, 2010
Average of individually impaired loans during the period:
Construction & Development	$5,802	$5,109
Commercial real estate	5,828	10,232
Residential real estate	1,215	2,530
Other real estate	1,869	1,544
Commercial	11	823
Consumer	—	—

Total	14,725	20,238

Interest income recognized during impairment (three months ending September 30, 2011 and September 30, 2010):
Construction & Development	11	12
Commercial real estate	8	78
Residential real estate	9	26
Other real estate	10	3
Commercial	—	2
Consumer	—	—

Total	38	121

	September 30, 2011	September 30, 2010
Interest income recognized during impairment (nine months ending September 30, 2011 and September 30, 2010):
Construction & Development	10	91
Commercial real estate	37	161
Residential real estate	35	78
Other real estate	29	—
Commercial	—	—
Consumer	—	—

Total	$111	$330

For the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any interest income under the cash-basis method of accounting.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Recorded Investment	Allowance For Loan Losses Allocated
With no related allowance recorded:
Construction & Development	$2,240	$—
Commercial real estate	2,394	—
Residential real estate	89	—
Other real estate	—	—
Commercial	—	—
Consumer	—	—
With an allowance recorded:
Construction & Development	3,189	445
Commercial real estate	2,399	1,170
Residential real estate	1,238	103
Other real estate	1,867	78
Commercial	—	—
Consumer	—	—

Total	$13,416	$1,796

	As of December 31, 2010
	Recorded Investment	Allowance For Loan Losses Allocated
With no related allowance recorded:
Construction & Development	$3,481	$—
Commercial real estate	4,0444	—
Residential real estate	1,060	—
Other real estate	—	—
Commercial	—	—
Consumer	—	—
With an allowance recorded:
Construction & Development	2,352	714
Commercial real estate	6,228	1,942
Residential real estate	462	96
Other real estate	1,871	82
Commercial	46	46
Consumer	—	—

Total	$19,544	$2,880

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans are summarized below:

	As of September 30, 2011
	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing
Construction & Development	$4,573	$—
Commercial real estate	4,327	—
Residential real estate	964	—
Other real estate	1,255	—
Commercial	—	—
Consumer	13	—

Total	$11,132	$—

	As of December 31, 2010
	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing
Construction & Development	$3,576	$—
Commercial real estate	6,740	—
Residential real estate	614	—
Other real estate	1,251	—
Commercial	—	26
Consumer	16	4

Total	$12,197	$30

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans. Non-accrual loans are included and have been categorized based on their payment status:

	30-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Construction & Development	$791	$44	$835	$8,362	$9,197
Commercial real estate	1,025	280	1,305	26,751	28,056
Residential real estate	414	133	547	50,416	50,963
Other real estate	—	1,255	1,255	2,175	3,430
Commercial	—	—	—	4,247	4,247
Consumer	7	—	7	2,526	2,533

Total	$2,237	$1,712	$3,949	$94,477	$98,426

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

	30-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2010
Construction & Development	$511	$—	$511	$11,475	$11,986
Commercial real estate	431	2,361	2,792	26,848	29,640
Residential real estate	1,250	41	1,291	50,383	51,674
Other real estate	—	1,251	1,251	2,155	3,406
Commercial	—	26	26	4,867	4,893
Consumer	68	4	72	3,758	3,830

Total	$2,260	$3,683	$5,943	$99,486	$105,429

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $8.5 million as of September 30, 2011 and $5.8 million as of December 31, 2010. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings. Troubled debt restructurings are included in impaired loans.

During the period ending September 30, 2011, $3.1 million in additional loans were modified as troubled debt restructurings. The modification of the terms of such loans would include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

These modified loans included three construction and development loans totaling $2.4 million and one commercial real estate loan totaling $651,000 at September 30, 2011.

Specific allocations of $1.2 million and $1.4 million were reported for the troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively. No payment defaults or charge-offs were reported for troubled debt restructurings during the three and nine month periods ending September 30, 2011. A default is when a loan is past due by greater than 90 days.

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

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. All loans in all loan categories are assigned risk ratings. Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Construction & Development	$3,620	$104	$5,429	44	$9,197
Commercial real estate	23,166	—	4,890	—	28,056
Residential real estate	48,994	—	1,969	—	50,963
Other real estate	1,512	—	1,918	—	3,430
Commercial	4,172	—	75	—	4,247
Consumer	2,515	—	18	—	2,533

Total	$83,979	$104	$14,299	$44	$98,426

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Construction & Development	$5,992	$110	$5,411	$473	$11,986
Commercial real estate	19,171	336	10,133	—	29,640
Residential real estate	49,019	350	2,305	—	51,674
Other real estate	1,484	—	1,922	—	3,406
Commercial	4,729	—	164	—	4,893
Consumer	3,782	—	48	—	3,830

Total	$84,177	$796	$19,983	$473	$105,429

Note 5—Subsequent Events

During October 2011, certain Directors loaned the Company $160,000 to cover the costs of filing our periodic reports as a public company with the Securities and Exchange Commission. The amount of principal plus accrued interest at 10% is payable one year from the date of the note or 10 days after we receive net proceeds from an offering of our Common Stock, whichever is earlier.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 6—Fair Value

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 6—Fair Value (continued)

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale
U.S. government sponsored entities and agencies	$—	$2,414	$—
State and political subdivision	—	6,296	—
Mortgage-backed: residential	—	359	—
Collateralized mortgage obligations	—	6,946	—

Total investment securities	$—	$16,015	$—

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale
U.S. government sponsored entities and agencies	$—	$614	$—
State and political subdivision	—	5,236	—
Mortgage-backed: residential	—	4,637	—
Collateralized mortgage obligations	—	2,197	—

Total investment securities	$—	$12,684	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations:
Construction & Development	$—	$—	$2,744
Commercial real estate	—	—	1,229
Residential real estate	—	—	1,135
Other real estate	—	—	1,789
Commercial	—	—	—
Consumer	—	—	—

Other real estate owned:
Construction & Development	$—	$—	$2,461
Commercial real estate	—	—	912
Residential real estate	—	—	853
Commercial	—	—	466

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 6—Fair Value (continued)

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations:
Construction & Development	$—	$—	$1,638
Commercial real estate	—	—	4,286
Residential real estate	—	—	366
Other real estate	—	—	1,789
Commercial	—	—	—
Consumer	—	—	—

Other real estate owned:
Construction & Development	$—	$—	$1,942
Commercial real estate	—	—	567
Residential real estate	—	—	998

Impaired loans with specific allowance for loan losses allocations, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $8.7 million at September 30, 2011 with a valuation allowance of $1.8 million, resulting in $46,000 and $252,000 additional provision for loan losses for the three and nine months ended September 30, 2011. Impaired loans with specific allowance for loan loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $10.9 million at December 31, 2010, with a valuation allowance of $2.9 million. Impaired loans measured at fair value resulted in $544,000 and $604,000 additional provision for loan losses for the three and nine months ended September 30, 2010.

Other real estate owned, with a valuation allowance, had a net carrying value of $4.7 million at September 30, 2011 and $3.5 million at December 31, 2010. Total writedowns of other real estate owned for the nine months ended September 30, 2011 and September 30, 2010, were $387,000 and $532,000 respectively. Total writedowns of other real estate owned for the three months ended September 30, 2011 and 2010 were $172,000 and $3,000, respectively.

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$6,353	$6,353	$6,163	$6,163
Securities held to maturity	34	36	56	59
Loans, net of allowance	95,748	95,199	101,706	101,304
Accrued interest receivable	512	512	555	555
Federal Home Loan Bank stock	494	N/A	494	N/A

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 6—Fair Value (continued)

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$(114,809)	$(115,013)	$(116,431)	$(116,828)
Securities sold under repurchase agreements	(234)	(234)	(337)	(337)
Federal Home Loan Bank advances	(8,500)	(8,500)	(8,500)	(8,500)
Subordinated debentures	(3,093)	(1,688)	(3,093)	(1,693)
Accrued interest payable	(504)	(504)	(617)	(617)
Note payable	(830)	(830)	(830)	(830)

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

Note 7—Subordinated Debentures

The Company began deferring the interest payments on its subordinated debentures during the third quarter of 2010. These payments may be deferred a total of five years. As of September 30, 2011, there was approximately $107,000 of accrued and unpaid interest on the debentures. For more information on these debentures, see the notes to the consolidated financial statements filed with the Company’s annual report on Form 10-K.

Note 8—Action Plans

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

On May 26, 2010, the Company entered into an Agreement (“FRB Agreement”) with the Federal Reserve Bank (“FRB”). The Company is to act as a source of financial strength for the Bank. Accordingly, in this FRB Agreement the Company is required to obtain written permission before any of the following actions are taken: payment or receipt of any dividends from the Bank, payments on the subordinated debt (see Note 7) or Trust Preferred Securities, or the purchase or redemption of any stock. In addition, under the FRB Agreement the Company may not incur, increase, or guarantee any debt without prior written approval of the FRB.

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

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 8—Action Plans (continued)

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

Finally, as of January 28, 2010, the date of the Consent Order, the Bank was deemed to be “adequately capitalized”. The “adequately capitalized” classification is the result of the Bank receiving a formal enforcement action which prohibits the Bank from being classified as “well-capitalized” regardless of its capital ratios. Therefore, the Bank can not be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI. The Action Plans require the Bank to maintain Tier 1 capital to average total assets of 8%, Tier 1 risk based capital to risk-weighted assets of 10% and total risk based capital to total risk weighted assets of 12%.

Management believes the Bank is in substantial compliance with the terms of the Action Plans as of September 30, 2011, with the exception of the capital requirements. The Bank has provided quarterly written progress reports to the Joint Officials through the fourth quarter of 2011. Management plans to conform to all conditions of the Action Plans, and is implementing its plan to return capital ratios to prescribed levels.

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

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 8—Action Plans (continued)

The Bank’s current regulatory status also subjects it to certain other requirements of law apart from the Action Plans. For example, the Bank and the Company are subject to restrictions under the FDIC’s regulations governing golden parachute payments, which generally prohibit entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank, and Federal Reserve Board and FDIC approval in the case of the Company. We made no such payments during the five preceding years even without the restrictions. In addition, the Bank is currently unable to submit bids to the FDIC for the acquisition of any failed banks.

For additional information regarding the Action Plans, see Item 1 in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Note 9—Capital Requirements

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

As of February 9, 2012, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as under capitalized under the regulatory framework for prompt corrective action. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.

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

The Action Plans the Bank was issued by regulators requires the Bank to maintain Tier 1 capital to average total assets of 8%, Tier 1 risk based capital to risk-weighted assets of 10% and total risk based capital to total risk weighted assets of 12%. As of September 30, 2011, the Bank was not in compliance with these capital requirements. The Bank’s actual capital amounts, ratios and minimum capital requirements per the Action Plans are presented in the table below.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Dollars in tables in thousands)

(Unaudited)

Note 9—Capital Requirements (continued)

			To Comply With Minimum Capital Requirements		Excess (Deficit) To Comply With Requirements
	Actual		Per Action Plans		Per Action Plans
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital to Risk Weighted Assets	$7,791	8.52%	$10,967	12.00%	$(3,176)	(3.48)%
Tier 1 Capital to Risk Weighted Assets	$6,630	7.25%	$9,139	10.00%	$(2,509)	(2.75)%
Tier 1 Capital to Average Assets—Leverage	$6,630	5.02%	$10,564	8.00%	$(3,934)	(2.98)%

			To Comply With Minimum Capital Requirements		Excess (Deficit) To Comply With Requirements
	Actual		Per Action Plans		Per Action Plans
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital to Risk Weighted Assets	$7,905	8.35%	$11,363	12.00%	$(3,458)	(3.65)%
Tier 1 Capital to Risk Weighted Assets	$6,690	7.07%	$9,469	10.00%	$(2,779)	(2.93)%
Tier 1 Capital to Average Assets—Leverage	$6,690	4.92%	$10,875	8.00%	$(4,185)	(3.08)%

No cash dividends were paid to shareholders in either 2011 or 2010. The Company’s Board of Directors will continue to evaluate the amount of future dividends, if any, after capital needs required for compliance with the Action Plans are evaluated. The payment of dividends is within the discretion of the Board of Directors, considering the Company’s expenses, the maintenance of reasonable capital levels and the applicable capitalization requirements for the Bank in accordance with the Action Plans. The Company’s principal source of funds is dividends received from the Bank. In accordance with the Action Plans with the FDIC and TDFI, no dividend can be paid from the Bank to the holding company without prior approval by the FDIC. In addition, the Company is restricted from paying dividends while deferring interest payments on the subordinated debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. For a list of these factors, please refer to “Cautionary Notice Regarding Forward-Looking Statements” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Our total assets decreased to $130.7 million at September 30, 2011 from $132.9 million at December 31, 2010. The decrease was due to a decrease in net loans of $6.0 million, or 5.85%, to $95.7 million at September 30, 2011 from $101.7 million at December 31, 2010. This decrease in net loans was partially offset by an increase in securities of $3.3 million, or 26.3%, to $16.0 million at September 30, 2011 from $12.7 million at December 31, 2010. The increase in securities was primarily due to a desire to earn more on the funds generated from declining loan balances than to place the money in overnight funds.

The decrease in our loan portfolio during the period ended September 30, 2011 was primarily due to principal paydowns of $4.9 million and a decrease of $1.0 million from loans being placed in foreclosure. The decreases in our loan segments were in Construction and Land Development loans of $2.8 million, to $9.2 million at September 30, 2011 from $12.0 million at December 31, 2010, as well as a decrease of $1.6 million of Commercial Real Estate loans to $28.0 million at September 30, 2011 from $29.6 million at December 31, 2010. In addition, consumer loans declined $1.3 million to $2.5 million at September 30, 2011 from $3.8 million at December 31, 2010.

By decreasing our loan balances, we were able to increase our investment securities by $3.3 million. This increase, with an increase in cash and equivalents of $190,000 has improved the Company’s liquid assets. In the opinion of management, our liquidity levels are adequate.

The allowance for loan losses was $2.7 million, or 2.72% of total loans at September 30, 2011, compared to $3.7 million, or 3.53% of total loans at December 31, 2010. Total impaired loans were $13.4 million at September 30, 2011, a decrease of $6.1 million, or 31.2%, compared to $19.5 million at December 31, 2010. The impaired loans with an allocated allowance decreased to $8.7 million at September 30, 2010 from $11.0 million at December 31, 2010. While our impaired loan trends have improved, the values of the real estate supporting the recorded amounts for impaired loans that are collateral dependent have declined during the period.

Deposits decreased $1.6 million, or 1.4%, to $114.8 million at September 30, 2011 from $116.4 million at December 31, 2010. The decrease was primarily attributable to a decrease in public fund deposits of $2.3 million, or 38%, to 3.8 million at September 30, 2011 from $6.1 million at December 31, 2010.

We had advances from the Federal Home Loan Bank of Cincinnati of $8.5 million as of September 30, 2011 and December 31, 2010. We have additional credit available under a blanket pledge of one to four family loans with the Federal Home Loan Bank of Cincinnati of approximately $6.1 million at September 30, 2011.

Total equity equaled $2.7 million at September 30, 2011; compared to $2.9 million at December 31, 2010. The decrease resulted from a decline in other comprehensive income of $324,000 from $186,000 at December 31, 2010 to ($138,000) at September 30, 2011. This was partially offset by net income of $95,000 for the nine months ending September 30, 2011. For a discussion of capital requirements, see Note 9 to Notes to Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

General. Net loss decreased to $98,000 for the three months ended September 30, 2011 from $2,037,000 for the three months ended September 30, 2010. The decrease reflected a decline in the provision for loan losses of $1.4 million to $180,000 at September 30, 2011 from $1.6 million for the three months ended September 30, 2010. In addition, noninterest income increased $217,000 to $317,000 at September 30, 2011, from $100,000 for the three months ended September 30, 2010. Noninterest expense decreased $288,000 to $1.3 million at September 30, 2011 from $1.6 million for the three months ended September 30, 2010.

Interest Income. Interest income decreased $143,000, or 9.2%, to $1.4 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010. The decrease was largely due to a decrease in the average balance of loans for the three months ended September 30, 2011 to $100.4 million from $111.7 million for the three months ended September 30, 2010, which was partially offset by an increase in the yield on loans to 5.29% for the three months ended September 30, 2011, compared to 4.98% for the three months ended September 30, 2010.

Interest income on loans decreased $62,000, or 4.5%, to $1.3 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010, reflecting shrinkage in our loan portfolio as noted above. Interest income on investment securities decreased to $72,000 for the three months ended September 30, 2011 from $154,000 for the three months ended September 30, 2010, reflecting a decrease in the average balance of such securities to $10.0 million in 2011 from $12.8 million in 2010, as well as a decrease in the average yield on such securities to 2.87% from 4.83%.

Interest Expense. Interest expense decreased $192,000, or 38.6%, to $306,000 for the three months ended September 30, 2011 from $498,000 for the three months ended September 30, 2010. The decrease reflected a decrease in the average rate paid on deposits in the three months ended September 30, 2011 to 1.14% from 1.82% in the three months ended September 30, 2010 as well as a decrease in the average balance of such deposits to $98.7 million at September 30, 2011 from $103.1 million for the three months ending September 30, 2010. The decrease in average interest bearing deposits resulted primarily from declines in public fund deposits. Decreases in average rate paid on deposits is attributed to lower market rates as well as a decline in higher priced public fund deposits.

Net Interest Income. Net interest income increased $49,000 for the three months ended September 30, 2011. The increase resulted from an increase in our interest rate spread from 3.11% for the three months ended September 30, 2010 to 3.95% for the three months ended September 30, 2011. Our net interest margin increased to 3.80% for the three months ended September 30, 2011 from 3.28%, for the three months ended September 30, 2010. The increases in our interest rate spread and net interest margin were largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision for loan losses of $180,000 for the three months ended September 30, 2011, compared to $1,565,000 for the three months ended September 30, 2010. The provision for loan losses in 2011 reflected net charge-offs of $314,000 for the three months ended September 30, 2011, compared to $1,598,000 for the three months ended September 30, 2010. In the period ended September 30, 2010, the amount of provision was related to large charge-offs that occurred due to deteriorating credit quality on commercial loans not secured by real estate and real estate valuations that declined during the period. The decrease in the provision for our loan classes are indicative of the declining loan balances. The exception to this is the Commercial Real Estate class which has had continued losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income. Noninterest income increased $217,000 to $317,000 for the three months ended September 30, 2011 from $100,000 for the three months ended September 30, 2010. The increase in noninterest income was primarily attributable to gains of $190,000 on sale of securities for the three months ended September 30, 2011 while none were recorded for the three months ended September 30, 2010. We also recognized income from other real estate of $26,000 for the three months ended September 30, 2011, while there was only $1,000 for the same period in 2010.

Noninterest Expense. Noninterest expense decreased $288,000, or 17.7%, to $1,338,000 for the three months ended September 30, 2011, compared to $1,626,000 for the three months ended September 30, 2010. The decrease was due to a decrease in other real estate expenses of $202,000 because of significant writedowns of other real estate for the three months ended September 30, 2010. We also experienced a decrease in salaries and employee benefits of $71,000 due to the reduction in the number of employees undertaken in the first quarter 2011. The Directors also waived their fees for services to the Company which amounted to a savings of $25,000 for the three months ended September 30, 2011.

Income Tax Expense. No income tax expense was recorded for the period. We have established a full valuation allowance, therefore, no tax benefit is being recognized.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and September 30, 2010

General. Net loss decreased to $129,000 for the nine months ended September 30, 2011 from a net loss of $2.4 million for the nine months ended September 30, 2010. The increase reflected a decline in the provision for loan losses of $1.6 million to $246,000 at September 30, 2011 from $1.8 million for the nine months ended September 30, 2010. In addition, noninterest income increased $374,000 to $919,000 at September 30, 2011, from $545,000 for the nine months ended September 30, 2010. Noninterest expense decreased $99,000 to $4.1 million at September 30, 2011 from $4.2 million for the nine months ended September 30, 2010.

Interest Income. Interest income decreased $414,000, or 8.8%, to $4.3 million for the nine months ended September 30, 2011 from $4.7 million for the nine months ended September 30, 2010. The decrease was largely due to a decrease in the average balance of loans for the nine months ended September 30, 2011 to $101.8 million from $109.8 million for the nine months ended September 30, 2010, which was partially offset by an increase in the yield on loans to 5.17% for the nine months ended September 30, 2011, compared to 5.08% for the nine months ended September 30, 2010.

Interest income on loans decreased $237,000, or 5.67%, to $3.9 million for the nine months ended September 30, 2011 from $4.2 million for the nine months ended September 30, 2010, reflecting shrinkage in our loan portfolio as noted above. Interest income on investment securities decreased to $310,000 for the nine months ended September 30, 2011 from $489,000 for the nine months ended September 30, 2010, reflecting a decrease in the average balance of such securities to $11.7 million in 2011 from $13.3 million in 2010, as well as a decrease in the average yield on such securities to 3.53% from 4.89%.

Interest Expense. Interest expense decreased $622,000, or 37.9%, to $1.0 for the nine months ended September 30, 2011 from $1.6 million for the nine months ended September 30, 2010. The decrease reflected a decrease in the average rate paid on deposits in the nine months ended September 30, 2011 to 1.25% from 1.96% in the nine months ended September 30, 2010 as well as a decrease in the average balance of such deposits to $100.4 million at September 30, 2011 from $104.7 million for the nine months ending September 30, 2010. The decrease in average interest bearing deposits resulted primarily from declines in public fund deposits. Decreases in average rate paid on deposits is attributed to lower market rates as well as a decline in higher priced public fund deposits.

Net Interest Income. Net interest income increased to $3.3 million for the nine months ended September 30, 2011 from $3.1 million for the nine months ended September 30, 2010. The increase resulted from an increase in our interest rate spread to 3.60% for September 30, 2011 from 3.05% for the nine months ending September 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our net interest margin increased to 3.66 % for the nine months ended September 30, 2011 from 3.20%, for the nine months ended September 30, 2010. The increases in our interest rate spread and net interest margin were largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision for loan losses of $246,000 for the nine months ended September 30, 2011, compared to $1.8 million for the nine months ended September 30, 2010. The provision for loan losses in 2011 reflected net charge-offs of $1.3 million for the nine months ended September 30, 2011, compared to $1.9 million for the nine months ended September 30, 2010. In the period ended September 30, 2011, the provision for loan losses decreased primarily due to increased charge-offs in 2010 that occurred due to real estate valuations that declined during the period. The majority of charge-offs in the period were previously reserved for in our allowance calculation. The decrease in the provision for our loan classes are indicative of the declining loan balances and decreases in impaired loans. The exception to this is the Commercial Real Estate class which has had continued losses.

Noninterest Income. Noninterest income increased $374,000 to $919,000 for the nine months ended September 30, 2011 from $545,000 for the nine months ended September 30, 2010. The increase in noninterest income was primarily attributable to gains of $528,000 on sale of securities for the nine months ended September 30, 2011 while none were recorded for the nine months ended September 30, 2010. We also recognized income from other real estate of $73,000 for the nine months ended September 30, 2011, while there was only $3,000 for the same period in 2010.

Noninterest Expense. Noninterest expense decreased $99,000, or 2.8%, to $4.1 million for the nine months ended September 30, 2011, compared to $4.2 million for the nine months ended September 30, 2010. We experienced a decrease in salaries and employee benefits of $165,000 due to the reduction in the number of employees undertaken in the first quarter 2011. The Directors also waived their fees for services to the Company which amounted to a savings of $42,000 for the nine months ended September 30, 2011.

Income Tax Expense. No income tax expense was recorded for the period. We have established a full valuation allowance, therefore, no tax benefit is being recognized.

Volunteer Bancorp, Inc.

Part II. Other Information

Item 3	Quantitative And Qualitative Disclosures About Market Risk

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

Item 4.	Controls and Procedures

As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As disclosed in Item 9A to our annual report on Form 10-K for the fiscal year ended December 31, 2010, because we did not believe we were subject to the reporting requirements under the Securities Exchange Act of 1934, a full evaluation was not conducted under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2011. Based on that evaluation, other than the omission of applicable filings with the Securities and Exchange Commission, as referred to above, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, believe that the Company’s disclosure controls and procedures are effective.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as discussed in Note 8 to Notes to Consolidated Financial Statements, in the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

Item 1A.	Risk Factors

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Volunteer Bancorp, Inc.

Part II. Other Information

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q or are referenced to a prior filing and are listed on the “Index to Exhibits” immediately following the Signatures page.

Exhibit Index

Exhibit Number	Description of Document

3.1*	Articles of Incorporation of Volunteer Bancorp, Inc., as amended, filed as Exhibit 3.1 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

3.2*	Bylaws of Volunteer Bancorp, Inc., filed as Exhibit 3.2 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.1*	Stock Purchase Agreement, dated April 13, 2006, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.1 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.2*	Amended Stock Purchase Agreement, dated June 16, 2008, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.2 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.3*	Second Amended Stock Purchase and Trust Agreement, dated November 10, 2010, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.3 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.4*	Consent Order, dated January 28, 2010, issued by Federal Deposit Insurance Corporation to The Citizens Bank of East Tennessee, filed as Exhibit 10.4 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.5*	Written Agreement, dated June 22, 2011, between Tennessee Department of Financial Institutions and The Citizens Bank of East Tennessee, filed as Exhibit 10.5 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.6*	Written Agreement, dated May 26, 2010, between Federal Reserve Bank of Atlanta and Volunteer Bancorp, Inc., filed as Exhibit 10.6 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from Volunteer Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on February 29, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the fiscal periods ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.
*	Filed previously

Volunteer Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Volunteer Bancorp, Inc.

(Registrant)

DATE: 3/1/2012	/s/ Douglas E. Rehm
Douglas E. Rehm
President and Chief Executive Officer

DATE: 3/1/2012	/s/ Benjamin R. Lindley
Benjamin R. Lindley
Chief Financial Officer