Form 10-K
period 2011-12-31
VOLUNTEER BANCORP INC
filed 2012-03-30
CIK 947440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2011 was $3.6 million. The market value calculation was determined using the price of last known trade of the Registrant’s common stock as discussed further in Item 5. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 5% shareholders of the Registrant. As of the close of business on December 31, 2011, there were 496,277 shares of the Registrant’s common stock outstanding.

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

•

the ability of The Citizens Bank of East Tennessee (the “Bank”) to comply with the requirements of the Consent Order issued by the Federal Deposit Insurance Corporation on January 28, 2010 and the Written Agreement dated June 22, 2011 with the Tennessee Department of Financial Institutions, and the Written Agreement dated May 26, 2010 with the Federal Reserve Bank of Atlanta; and/or

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

THE COMPANY

Volunteer Bancorp, Inc. (“Volunteer” or “Company”) is a registered bank holding company organized under the laws of Tennessee, chartered in 1985. Volunteer, with consolidated total assets of approximately $128.0 million at December 31, 2011, is headquartered in Rogersville, Tennessee with offices in Church Hill and Sneedville, Tennessee, and we conduct operations through our subsidiary, The Citizens Bank of East Tennessee (“Bank”), a state bank organized under the laws of the state of Tennessee in April 1906. We do not engage in any activities other than acting as a bank holding company for the Bank. We believe we can present an alternative to mega banks by offering local ownership, local decision making and other personalized service characteristics of community banks. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

From April 24, 1997 (the date we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to December 3, 2004 (the date we filed Form 15 to terminate such registration) we filed with the United States Securities and Exchange Commission (“SEC”) our periodic reports pursuant to the Exchange Act. In December of 2004, we filed a Form 15, based on our belief that it satisfied the requirements under Rule 12g-4 to terminate the registration of the common stock, and thereby suspend our duty to file reports pursuant to the Act. In 2011, we discovered that the filing of the Form 15 was in error; that we remained subject to the reporting requirements under the Exchange Act. In connection with such requirements, we are filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and plan to continue to make timely filing of our periodic reports thereafter, as required by the Exchange Act.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

The following table sets forth weighted average yields earned by Volunteer on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

(Dollars in thousands)	2011			2010
	Average Balance	Interest Income/ Expense	Annualized Yield or Rate	Average Balance	Interest Income/ Expense	Annualized Yield or Rate
Assets:
Loans, net	$98,641	$5,195	5.27%	$108,877	$5,532	5.08%
Securities available for sale	12,707	383	3.01%	13,066	631	4.83%
Securities held to maturity	40	1	2.50%	75	3	4.00%
Federal funds sold	621	1	0.16%	2,354	6	0.25%
Interest-bearing deposits with banks	4,265	10	.23%	1,606	2	.12%
Federal Home Loan Bank stock	494	21	4.25%	493	22	4.46%
Interest earning assets, net	116,768	5,611	4.81%	126,471	6,196	4.90%
Non-interest earning assets	16,111			11,989
Total assets	$132,879			$138,460
Liabilities and Stockholders’ Equity
Interest-bearing deposits	$99,791	$1,188	1.19%	$104,222	$1,955	1.88%
Federal Home Loan Bank advances	8,500	17	0.20%	7,971	22	0.28%
Notes payable and subordinated debentures	3,964	163	4.11%	3,924	101	2.57%
Securities sold under agreements to repurchase and other	249	4	1.61%	347	8	2.31%
Total interest-bearing liabilities	112,504	1,372	1.22%	116,464	2,086	1.79%
Non-interest bearing liabilities:
Non-interest bearing deposits	16,013			15,676
Other liabilities	1,810			1,217
Total liabilities	130,327			133,357
Stockholders’ equity	2,552			5,103
Total liabilities and stockholders’ equity	$132,879			$138,460
Net interest income		$4,239			$4,110
Net interest margin			3.63%			3.25%
Net interest spread			3.59%			3.11%

The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

(Dollars in thousands)	December 31, 2011 Versus December 31, 2010 Increases (decreases) Change Due To: (1)
	Volume	Rate	Total
Loans net of unearned income	$(8)	$(330)	$(338)
U.S. Treasury	—	(14)	(14)
Government agencies	(5)	(237)	(242)
States and municipalities	1	6	7
Federal Home Loan Bank stock	—	(1)	(1)
Federal funds sold	—	3	3

Total interest income	(12)	(573)	(585)
Increase (decrease) in:
Demand deposits	—	(20)	(20)
Savings	—	9	9
Time certificates	(8)	(747)	(755)
Federal Home Loan Bank advances	—	(6)	(6)
Federal funds purchased	—	—	—
Securities sold under repurchase	—	(4)	(4)
Notes payable	—	62	62

Total interest expense	(8)	(706)	(714)
Increase (decrease) in net interest income	$(4)	$133	$129

(1)	Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. The Rate/Volume Change equals the change in volume times the change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of these components bears to the absolute value of their total.

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

At December 31, 2011, approximately 80% of our gross loans had fixed rates. Based on the asset/liability modeling we believe that these loans reprice at a slower pace than our liabilities. Because the majority of our liabilities mature in 12 months or less and the gap in repricing is liability sensitive, with liabilities repricing more frequently, we believe that a rising rate environment will have a negative impact on our net interest margin.

DEPOSITS

Our primary source of funds is interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2011 and 2010.

	December 31,
	2011	2010
	(Dollars in thousands)
Noninterest-bearing deposits:
Individuals, partnerships and corporations	$14,863	$14,031
U.S. Government, states and political subdivisions	419	234
Commercial banks and other depository institutions	0	0
Certified and official checks	172	131

Total noninterest-bearing deposits	$15,454	$14,396

Interest-bearing deposits:
Interest-bearing demand accounts	$19,701	$19,080
Savings accounts	6,444	5,892
Certificates of deposit, less than $100,000	41,077	45,634
Certificates of deposit, greater than $100,000	30,666	31,429

Total interest-bearing deposits*	$97,888	$102,035

Total deposits	$113,342	$116,431

*	Interest Bearing Deposits include $10,041 in Individual Retirement Accounts for 2011 and $10,754 in 2010.

The table below presents the Bank’s average balances of deposits and the average rates paid on those deposits for the years ended December 31, 2011 and 2010.

	2011		2010
(Dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$16,013	—	$15,676	—
Interest-bearing demand deposits	19,423	.21%	18,858	.22%
Savings	6,314	.34%	5,809	.45%
Certificates of deposit	74,054	1.18%	79,555	1.91%

Total deposits	$115,804		$119,898

At December 31, 2011, time deposits greater than $100,000 totaled approximately $30.7 million. The following table indicates, as of December 31, 2011, the dollar amount of $100,000 or more deposits by time remaining until maturity:

(Dollars in thousands)
Months to maturity:
Three months or less	$5,697
Three months to six months	6,964
Six to twelve months	11,682
Over twelve months	6,323

Total time deposits of $100,000 or more	$30,666

SHORT-TERM BORROWINGS

Short-term borrowings are comprised of borrowings with the Federal Home Loan Bank of Cincinnati (“FHLB”). Other short-term borrowings within the Company are insignificant.

The balances at year-end are shown:

(Dollars in thousands)	FHLB Borrowings

Outstanding at December 31, 2011	$8,500
Average interest rate at year-end	.14%
Average balance during year	$8,500
Average interest rate during year	.20%
Maximum month end balance during year	$8,500
Outstanding at December 31, 2010	$8,500
Average interest rate at year-end	.20%
Average balance during year	$7,971
Average interest rate during year	.28%
Maximum month end balance during year	$8,700

ASSETS

Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 2011 and 2010.

	December 31,
(Dollars in thousands)	2011	2010
Investment securities:
Available for sale
U.S. Government sponsored entities and agencies	$2,342	$614
States and political subdivisions	5,937	5,236
Mortgage-backed residential & collateralized mortgage obligations	6,998	6,834

Total available for sale	15,277	12,684
Held to maturity	—	56
FHLB stock	494	494
Federal funds sold	600	890
Loans:
Real estate	88,417	96,707
Commercial	5,782	4,893
Consumer and other	2,473	3,830

Total loans	96,672	105,430
Interest bearing—due from correspondent banks	3,310	2,585

Total Interest Earning Assets	$116,353	$122,139

INVESTMENT PORTFOLIO

At year end 2011, obligations of United States Government sponsored entities and agencies and obligations of states and political subdivisions represented 100.00% of the investment portfolio.

Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value. Securities are classified as held-to-maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. The table below summarizes our securities portfolio.

	(Dollars in thousands)
	2011	2010
Securities available-for-sale, at fair value
U.S. government sponsored entities and agencies	$2,342	$614
Mortgage-backed: residential	767	4,637
State and political subdivisions	5,937	5,236
Collateralized mortgage obligations	6,231	2,197

Total securities available-for-sale	15,277	12,684
Securities held-to-maturity at amortized cost
Mortgage-backed: residential	—	56

Total securities portfolio	$15,277	$12,740

The following table presents the maturity distribution of Volunteer’s debt securities at December 31, 2011. The weighted average yields on these instruments are presented based on final maturity. Yields on states and political subdivisions have been adjusted to a fully-taxable equivalent basis. Since we have recorded a full valuation allowance on our deferred tax assets, the yield and tax equivalent yield are the same.

	December 31, 2011
(Dollars in thousands)	One Year or Less	One Year to Five Years	Five Years to Ten Years	Greater Than Ten Years	Total
Available-for-sale, at fair value
U. S. government sponsored entities and agencies	—	—	—	2,342	2,342
Weighted average yield				1.56%	1.56%
Mortgage-backed: residential and collateralized mortgage obligations	—	—	—	6,998	6,998
Weighted average yield				1.67%	1.67%
State and political subdivisions	195	1,480	3,705	557	5,937
Weighted average yield	6.24%	4.02%	3.92%	3.90%	4.52%

Total available-for-sale	$195	$1,480	$3,705	$9,897	$15,277

Weighted average yield	6.24%	4.02%	3.92%	1.77%	2.57%

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

Our investment securities portfolio of $15,277,191 at December 31, 2011, consisted of securities available for sale which are carried at fair value. In addition, unrealized gains on investment securities available for sale were $50,712 and unrealized losses were $90,378. Our investment securities portfolio of $12,740,039 at December 31, 2010, consisted of $55,933 of securities held to maturity, which are carried at amortized cost and $12,684,106 of securities available for sale which are carried at fair value. In addition, unrealized gains on investment securities available for sale were $452,590 and unrealized losses were $34,199.

LOAN PORTFOLIO

Total loans of $96,672,000 at December 31, 2011, reflected a decrease of $8,758,000 compared to total loans for the year ended December 31, 2010. Residential real estate loans, which historically generated low losses, decreased $1,346,000 or 2.60%. Construction and land development loans, loans secured by farmland and commercial real estate loans decreased by $6,945,000 or 15.42%. Commercial and industrial loans increased by $889,000 or 18.17%. These types of loans carry a higher level of risk in that the borrowers’ ability to repay may be affected by local economic trends. Installment and other consumer loans decreased by $1,357,000 or 35.43%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Hawkins and surrounding counties, there is a risk that the borrowers’ ability to repay the loans could be affected by changes in local economic conditions.

The following table sets forth the composition of our loan portfolio as December 31, 2011 and 2010.

	(Dollars in thousands) December 31,
	2011	2010
Real estate loans:
Construction and land development	$8,084	$11,987
Commercial real estate loans	26,602	29,640
Secured by residential properties	50,328	51,674
Other real estate	3,403	3,406

Total real estate loans	88,417	96,707
Commercial and industrial loans	5,782	4,893
Consumer Loans	2,473	3,830

Total loans	$96,672	$105,430

The following table sets forth the maturities of the loan portfolio at December 31, 2011:

(Dollars in thousands)	One Year or Less	One Year to Five Years	Over Five Years	Total
Construction and Development	$2,845	$5,046	$193	$8,084
Commercial real estate	6,363	6,040	14,199	26,602
Residential real estate	2,282	7,698	40,348	50,328
Other Real Estate	73	553	2,777	3,403
Commercial	2,408	2,235	1,139	5,782
Consumer	1,480	993	—	2,473

Total loans	$15,451	$22,565	$58,656	$96,672

The sensitivity to interest rate changes of that portion of Volunteer’s loan portfolio that matures after one year is set forth below:

(Dollars in thousands)	Fixed Rate	Variable Rate
Construction and development	$5,239	$—
Commercial real estate	18,534	1,705
Residential real estate	47,538	508
Other real estate	2,377	953
Commercial	3,374	—
Consumer	993	—

Total loans maturing after one year	$78,055	$3,166

LOAN POLICY

Lending activities are under the direct supervision and control of the Executive Vice President and Senior Credit Officer and the Board loan committee, which consists of eight directors. The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. The loan portfolio consists primarily of real estate, commercial, and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 90% of the appraised value or purchase cost of the real estate for no more than a thirty-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

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

Our underwriting guidelines are applied to three major categories of loans: commercial and industrial, consumer, and real estate which include residential, construction and development, commercial and certain other real estate loans. We require our loan officers and loan committee to consider the borrower’s character, the borrower’s financial condition as reflected in current financial statements, the borrower’s management capability, the borrower’s industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or committee must determine that the borrower is basically creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged off. In addition, such factors as our previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While we use available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans and real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged off.

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

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.

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

The allowance for loan losses was $3,044,771 at December 31, 2011, or 3.15% of loans outstanding, net of unearned income, compared to $3,723,339 or 3.53% at December 31, 2010.

For additional information, see Note 1 to Notes to Consolidated Financial Statements.

ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in our allowance for loan losses for the dates indicated.

(Dollars in thousands)	2011	2010
Balance at beginning of period	$3,723	$3,032
Provisions charged to operating expenses	745	2,656
Recoveries of loans previously charged off
Construction and development	41	—
Commercial real estate	6	35
Residential real estate	—	—
Other real estate	—	—
Commercial	6	5
Consumer	24	15

Total recoveries	77	55
Loans charged off
Construction and development	305	1,275
Commercial real estate	1,114	69
Residential real estate	63	—
Other real estate	—	54
Commercial	—	570
Consumer	18	52

Total charged off loans	1,500	2,020

Net charged off loans	1,423	1,965

Balance at the end of the period	$3,045	$3,723

Net charged off loans to average loans outstanding	1.44%	1.76%
Allowance to nonperforming loans	24.85%	30.45%

At December 31, 2011 and 2010, the allowance for loan losses was allocated as follows:

	December 31, 2011		December 31, 2010
(Dollars in thousands)		Percent of loans in each category to total loans		Percent of loans in each category to total loans
	Amount		Amount
Construction and development	$1,099	8.36%	$753	11.37%
Commercial real estate	1,383	27.52%	2,251	28.11%
Residential real estate	220	52.06%	310	49.01%
Other real estate	100	3.52%	127	3.23%
Commercial	234	5.98%	270	4.64%
Consumer	9	2.56%	12	3.63%

Total	$3,045	100%	$3,723	100%

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

(Dollars in thousands)	2011		2010
Nonaccrual loans	$3,000		$6,973
Past due 90 days or more as to principal or interest and still accruing	—		30
Troubled debt restructured loans	7,661	(1)	5,801	(2)
Foregone interest on restructured loans	56		21
Interest recorded on restructured loans	45		74

(1)	Includes $7,439 of loans on nonaccrual

(2)	Includes $5,224 of loans on nonaccrual

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

Our consolidated capital ratios are set forth in Management’s Discussion and Analysis. See Note 16 to Notes to Consolidated Financial Statements for Bank-only capital ratios.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under those regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios and its supervisory ratings.

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

On May 26, 2010, the Company entered into an Agreement (“FRB Agreement”) with the Federal Reserve Bank (“FRB”). The Company is to act as a source of financial strength for the Bank. Accordingly, in the FRB Agreement the Company is required to obtain written permission before any of the following actions are taken: payment or receipt of any dividends from the Bank, payments on the subordinated debt (see Note 11 to Notes to Consolidated Financial statements) or Trust Preferred Securities, or the purchase or redemption of any stock. In addition, under the FRB Agreement the Company may not incur, increase, or guarantee any debt without prior written approval of the FRB.

The Consent Order, the Agreement, and the FRB Agreement (collectively, the “Action Plans”) contain substantially similar terms and are based on the findings of the FDIC and TDFI during their joint examination of the Bank that commenced on September 14, 2009. The Action Plans represent agreements between the Bank, on the one hand, and the FDIC and the TDFI, respectively, on the other hand, as to areas of the Bank’s operations that warrant improvement and present plans for making those improvements. The Action Plans impose no fines or penalties on the Bank.

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

•	implement a system of monitoring loan documentation exceptions on an ongoing basis and implement procedures designed to reduce their future occurrence;

•	eliminate and/or correct the deficiencies and technical exceptions, violations of law and regulation and contraventions of policy noted in the Action Plans; and

•	obtain the prior written consent of the TDFI before entering into any new line of business.

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

The Bank prepared budgets for its 2011 and 2012 fiscal years and submitted the budgets to the FDIC for review. The Bank also has submitted a strategic plan to the Joint Officials, and the Board of Directors evaluates the Bank’s progress in meeting the terms of the plan on a quarterly basis.

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

Pursuant to the terms of the Action Plans, the Bank is required to develop and implement a capital plan that increases and maintains the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio to 8%, 10%, and 12%, respectively. As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios. Therefore, the Bank cannot be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI. As of December 31, 2011, due to the continued decrease of real estate values which have caused increased loan provisions, the Bank believes it will be considered “undercapitalized” under the regulatory framework for prompt corrective action.

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

On February 7, 2011, the FDIC approved a final rule that implements a revised deposit insurance system mandated by the Dodd-Frank Act. Effective April 1, 2011, the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 45 basis points on an annualized basis, depending on which of four risk categories the FDIC assigns to an institution based upon supervisory and capital evaluations. The new assessment rates were calculated for the quarter beginning April 1, 2011 and were reflected in invoices for assessments due September 30, 2011.

We believe the impact that the new assessment base final rule will have a small impact on our financial position and results of operations. While the new system is generally expected to have a positive effect on small institutions (those with less than $10 billion in assets) such as the Bank given that, in the aggregate, the large bulk of such institutions are expected to see a decrease in assessments, the impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Bank’s and, therefore, Volunteer’s, liquidity and financial results in future periods.

Interest on Demand Deposits. All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions can commence offering interest on demand deposits to compete for customers. The Bank is closely monitoring the deposit pricing activities of other banks in its market area, but the potential effects of this repeal on competition for deposits cannot yet be ascertained. The Bank’s interest expense may increase and its net interest margin may decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers

Brokered Deposits and Pass-Through Insurance. The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept, roll over or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Bank had no brokered deposits during 2011 or 2010. Statutory changes to the brokered deposit restrictions could impact the Bank’s future ability to accept deposits deemed to be brokered as well as any related deposit insurance premiums on such deposits.

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

EMPLOYEES

At December 31, 2011, Volunteer had a total of 42 employees with two of those employed on a part-time basis.

AVAILABLE INFORMATION

We are subject to the information requirements of the Act, which means that we are required to file certain reports, proxy statements, and other information. From April 24, 1997 (the date we registered our common stock pursuant to Section 12(g) of the Exchange Act to December 3, 2004 (the date we filed Form 15 to terminate such registration) we filed with the SEC our periodic reports pursuant to the Exchange Act. In December of 2004, we filed a Form 15, based on our belief that we satisfied the requirements under Rule 12g-4 to terminate the registration of the common stock, and thereby suspend our duty to file reports pursuant to the Exchange Act. In 2011, we discovered that the filing of the Form 15 was in error; that we remained subject to the reporting requirements under the Exchange Act. In connection with such requirements, we are filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and intend to continue to make timely filing of our periodic reports thereafter, as required by the Exchange Act. Once filed, our periodic reports will be available at the Office of FOIA/PA Operations of the SEC at 100 F Street N.E., Washington, DC 20549-2736. The SEC maintains a World Wide Web site on the internet at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding the Company that we file electronically with the SEC through the SEC’s EDGAR system.

ITEM 1A.	RISK FACTORS

We entered into a consent order with the FDIC and agreements with the Tennessee Department of Financial Institutions and the Federal Reserve Bank that significantly restrict our subsidiary bank’s operations, and our failure to comply with the order and agreements could have a material adverse effect on our business, financial condition, or results of operations.

The Bank entered into a Consent Order with the FDIC and written agreements with the TDFI and the Federal Reserve Bank (collectively, the “Action Plans”). The Action Plans represent agreements as to areas of the Bank’s or Company’s operations that warrant improvement and present plans for making those improvements. The Action Plans require, among other things, that the Bank develop and implement a capital plan that increases and maintains the Bank’s Tier I capital ratio, Tier I risk-based capital ratio, and total risk-based capital ratio to 8%, 10%, and 12%, respectively. Noncompliance with the Action Plans could subject the Bank to an array of penalties, ranging from the assessment of civil money penalties against the Bank and/or any or all of its officers or directors contributing to the violation, to a termination of the Bank’s deposit insurance for more egregious violations of applicable bank rules and regulations. As a result, our failure to comply with the Action Plans could have a material adverse effect on our business, financial condition, or results of operations.

We are exposed to higher credit risk by commercial real estate, construction and land development, and commercial and industrial lending.

Commercial real estate and construction and land development lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2011, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—27.52%, construction and land development—8.36%, and commercial and industrial—5.98%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy, because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial and industrial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk, because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

Risk of loss on a construction and land development loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing, and the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate and commercial and industrial loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans, and the higher credit risk associated with these types of lending may have a material adverse effect on our financial condition and results of operations.

Since our business is primarily concentrated in the northeast Tennessee area, a downturn in the local economy may adversely affect our business.

Our lending and deposit gathering activities have been historically concentrated primarily in the northeast Tennessee area and our success depends largely on the general economic condition of the area. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosure, increase claims and lawsuits, decrease the demand for the Bank’s products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.

As a financial services company, current market developments and adverse conditions in the general business or economic environment could have a material adverse effect on our financial condition and results of operations.

Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets. Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of our loans secured by residential or commercial real estate; or

•

an increase in the number of customers who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economic and geographic locations. Each of the above developments could have a material adverse effect on our financial condition and results of operations.

We rely on dividends from the Bank for substantially all of our revenue.

We receive substantially all of our revenue as dividends from the Bank. Federal and state regulations limit the amount of dividends that the Bank may pay to us, and the Action Plans currently prohibit the Bank from paying any dividends to us. As a result of the Bank’s inability to pay dividends to us, we may not be able to service our debt or pay our other obligations. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition, and results of operations.

Our allowance for loan losses may prove to be insufficient to cover actual loan losses in our loan portfolio.

Lending money is a substantial part of our business. However, every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses in an attempt to cover any probable incurred loan losses in the portfolio. Our management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. In addition, estimating loan loss allowances for growing portfolios is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. We cannot fully predict the amount or timing of losses or whether the allowance for loan losses will be adequate in the future. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

Our internal controls may be ineffective.

Prior to 2011, we erroneously believed we were not subject to the reporting requirements of the Securities Exchange Act of 1934. Because we believed we were not subject to such requirements, our management did not conduct a full evaluation of our internal controls each year. In 2011, we discovered that we were subject to the reporting requirements of the Exchange Act. As a result of management evaluating our internal control over financial reporting pursuant to the Exchange Act, we may incur increased costs to improve our controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition, or results of operations.

Changes in prevailing interest rates may adversely affect our results of operations.

Our earnings depend largely on our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investments, and interest expense paid on interest-bearing liabilities, primarily deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Bank. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry, and competition from financial institutions and other financial service providers may adversely affect our business, financial condition, or results of operations.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with these other financial institutions both in attracting deposits and in making loans. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. We may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread costs across broader markets. There can be no assurance that we will be able to compete effectively in our markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on our business, financial condition, or results of operations.

Our loan portfolio possesses increased risk due to our relatively high concentration of loans collateralized by real estate.

Approximately 91.56% of our loan portfolio as of December 31, 2011 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our business may be adversely affected by the highly regulated environment in which we operate, including the various capital adequacy guidelines we are required to meet.

We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have a material adverse effect on our business and operations. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.

We and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the Federal Reserve Bank, the FDIC, and the Tennessee Department of Financial Institutions. If we or the Bank fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations could be materially and adversely affected.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, makes permanent the $250,000 limit for federal deposit insurance, provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repeals the federal prohibitions on the payment of interest on demand deposits. Among other things, the Dodd-Frank Act includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

The final effects of the Dodd-Frank Act on our business will depend largely on the implementation of the Dodd-Frank Act by regulatory bodies and the exercise of discretion by these regulatory bodies. Compliance with these new laws and regulations may increase our costs, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, or results of operations

Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.

Under U.S. generally accepted accounting principles, we are required to review our investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our intent to sell or determination that we will not be required to sell investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit loss recognized as a charge to earnings. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

We may be adversely affected by further increases in FDIC insurance or special assessments.

Our earnings, liquidity, and capital may be affected by FDIC assessments. In 2009, the FDIC undertook several measures in an effort to replenish the Deposit Insurance Fund. The FDIC imposed a five basis points emergency assessment on insured depository institutions which was paid on September 30, 2009. In the fourth quarter of 2009, the FDIC adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective January 1, 2011. In February 2011, the FDIC approved a final rule that implements a revised deposit insurance system mandated by the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts previously collected. The new assessment base and rates were effective April 1, 2011 and were reflected in invoices for assessments due September 30, 2011. Because the new assessment base is relatively new, we are still evaluating the impact it will have on our financial position and results of operations. The impact of these changes and any additional FDIC special assessments could adversely affect our financial condition, results of operations, and liquidity.

A deterioration in asset quality could have a material adverse impact on our business, financial condition, results of operations, or liquidity.

A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 91.56% of which is secured by real estate at December 31, 2011, could affect the ability of customers to repay their loans. The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Our operations depend upon our continued ability to access Federal Home Loan Bank advances.

Due to the high level of competition for deposits in our market, we utilize advances from the Federal Home Loan Bank of Cincinnati to help fund our asset base. Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. At December 31, 2011, we had $8.5 million in Federal Home Loan Bank advances.

Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If the Bank were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated. We rely on these sources of funds because we believe that generating funds through Federal Home Loan Bank advances in many instances decreases our cost of funds, relative to the cost of generating and retaining retail deposits through our branch network. If our access to Federal Home Loan Bank advances were reduced or eliminated for whatever reason, the resulting decrease in our net interest income or limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition and results of operations.

We may be subject to losses due to fraudulent and negligent conduct of the Bank’s loan customers, third party service providers and employees.

When the Bank makes loans to individuals or entities, it relies upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information. While the Bank attempts to verify information provided through available sources, it cannot be certain all such information is correct or complete. The Bank’s reliance on incorrect or incomplete information could have a material adverse effect on our financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

We conduct our business through our main office, branch offices and other offices. The main office and branch facilities have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes. The following table sets forth certain information relating to these facilities as of December 31, 2011.

Type of Office	Location	Leased or Owned
Main Office	210 East Main Street	Owned (1)
Rogersville, Tennessee

Branch	161 West Main Street	Owned
Sneedville, Tennessee

Branch	150 South Central Avenue	Owned
Church Hill, Tennessee

Administrative Office	207 Washington Street	Owned
Rogersville, Tennessee

Loan Operations Office	208 East Main Street	Owned
Rogersville, Tennessee

Vacant Building	100 North Brownlow Street	Owned (1)
Rogersville, Tennessee

(1)	An insignificant portion of these buildings are leased to tenants who operate business offices or retail businesses in a portion of the store front locations.

ITEM 3.	LEGAL PROCEEDINGS

Other than the discussion of the Action Plans in Item 1 and Note 15 to Notes to Consolidated Financial Statements, in the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

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

In April 2006, the Company entered into a stock purchase agreement with a majority stockholder. Under the agreement, the Company agreed to purchase 85,500 shares of Common Stock for a purchase price of $22.00 per share for a total consideration of $1,881,000. The repurchase is to occur in four equal installments, with the first transaction taking place upon execution of the agreement, and the remaining three transactions in equal installments over the next three years. The Company recorded a note payable in the amount of $1,191,750, which represented the commitment to repurchase the remaining shares of the stock. In June 2008, the Company and majority stockholder agreed to amend the agreement to defer payments scheduled for 2008 and 2009 to 2010 and 2011, respectively. In November 2010, the Company and majority stockholder amended the agreement to defer payment of principal and interest until six months after the Bank is no longer precluded from making dividend payments under the Consent Order with any state or Federal regulator. The remaining payments will be made in five equal annual payments. Imputed interest at 5% on this noninterest bearing note was $41,525 during 2011 and was offset with an entry to additional paid-in capital. Interest payments on the note payable totaled $19,455 in 2010.

Payments due over the remaining life of the amended stock purchase agreement less amounts representing interest of $110,000 are $830,500.

Holders

There were 410 holders of record of the Common Stock as of December 31, 2011.

Sales of Company Securities

We have sold no securities of the Company within the past three years that were not registered under the Securities Act of 1933.

Dividends

No cash dividends were paid to shareholders in either 2011 or 2010. Volunteer’s Board of Directors will continue to evaluate the amount of future dividends, if any, after capital needs required for compliance with the Action Plans are evaluated.

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

The Company experienced substantial losses in 2011, 2010 and 2009. Furthermore, non-performing assets are over 10% of total assets. As previously discussed, the Bank is not in compliance with minimum capital requirements set forth in the consent order with bank regulatory authorities.

The vast majority of the Company’s losses are a result of loan losses and non-performing assets related to commercial real estate and development. Management believes it has identified the problems and properly provided for them. However, further declines in values will adversely affect those assets and could result in more losses.

In January 2010, the Bank agreed to a FDIC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8%, Tier 1 capital to risk-weighted assets of 10% and total capital to risk-weighted assets ratio of 12%. The Bank did not meet these capital requirements as of December 31, 2011. See Note 16 to Notes to Consolidated Financial Statements for additional disclosures related to regulatory capital.

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

There can be no assurance that our plans, described above, will successfully resolve all of the concerns of the banking regulatory authorities, or return the Company to profitability. These events and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010. You are encouraged to read Note 1 for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

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

The purpose of this discussion and analysis is to provide the reader with a concise description of our financial condition and changes therein and results of our operations and the Bank for the years ended December 31, 2011 and 2010. This discussion and analysis is intended to complement the audited financial statements and footnotes and the supplemental financial data and charts appearing elsewhere in this report, and should be read in conjunction therewith. This discussion and analysis will focus on the following major areas: Results of Operations, Financial Position, Capital Resources, Liquidity, Asset Quality, Effects of Inflation and Changing Prices, and Off-Balance Sheet Arrangements.

RESULTS OF OPERATIONS

The Company had a net loss of $1,125,019 for the year ended December 31, 2011 (or a negative $2.27 per common share loss) compared to a net loss of $3,575,568 (or a negative $7.20 per share loss) for the year ended December 31, 2010. A significant provision for loan losses was the primary cause of the net loss in the year ended December 31, 2011, as well as increased expenses related to other real estate owned and FDIC assessments and other insurance.

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

Performance Ratios and Other Data	2011	2010
Return on average assets	(.96)%	(2.57)%
Return on average equity	(44.08)%	(70.08)%
Cash dividends declared	NA	NA
Equity to assets	1.92%	3.69%
Dividend payout ratio	NA	NA
Net income (loss)	($1,125,019)	($3,575,568)

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities. Interest income for 2011 was $5,611,463 compared to $6,195,682 in 2010, a decrease of 9.43%. Total interest expense was $1,372,005 in 2011 compared to $2,085,920 in 2010, a decrease of 34.23% for the period. The net interest margin was 3.63% in 2011 compared to 3.25% in 2010, or a 38 basis point increase. Average earning assets decreased approximately $9.7 million (7.7%) to approximately $116.8 million for the year 2011 as compared to $126.5 million for the year 2010. Average interest-bearing liabilities decreased approximately $4.0 million (3.40%) in 2011 to $112.5 million as compared to $116.5 million in 2010.

The increase in net interest margin is due to our efforts to not pay above market rates on interest-bearing liabilities. The average rate paid on our liabilities decreased 31.9%, or 57 basis points. Part of this was accomplished by obtaining lower cost internet deposits in place of customers who shop based on rate.

While yields on earning assets decreased due to repricing the investment portfolio, yields on loans increased 19 basis points, or 3.7% during 2011. This increase in loan yields was due to our efforts to more accurately price credit risk in the portfolio.

We believe that net interest margin will remain stable during 2012, and that the decreases in our cost of funds will be offset with lower loan yields as competition for good credit increases.

Noninterest Income

Noninterest income increased $416,810 from $651,323 in 2010 to $1,068,133 in 2011 primarily due to gains on sale of securities. Total gains on the sale of securities were $542,942 in 2011 compared to no gains during 2010. We took advantage of gains in our security portfolio that helped offset losses taken on other real estate. During 2010, we sold a piece of real estate for a gain of $221,804 while we had $38,456 in losses during 2011. No real estate was sold for a gain during 2011. Other income increased $109,732 due to income produced from some of our other real estate properties.

Service charges on deposit accounts decreased due to a drop in customer overdraft activity during 2011. This drop in activity was due to customers paying more attention to the level of funds in their accounts due to the economic conditions.

Noninterest expense

The following table presents noninterest expense for 2011 compared to 2010 for each year:

(Dollars in thousands)	2011	2010
Salaries and Employee Benefits	$2,122	$2,435
Occupancy	276	282
Furniture and Equipment	262	268
Data Processing	255	248
Audit & Professional Fees	504	518
Insurance and Bond Expense	176	76
Other Real Estate Collection Expense	1,267	840
FDIC Assessment Expense	368	373
Director Fees	33	96
Other	424	545

Total Noninterest Expense	$5,687	$5,681

Noninterest expenses remained at elevated levels but only increased approximately $6,000 and .11% in absolute terms from 2010 to 2011. The elevated levels of expense are due mainly to the increased expenses in Other Real Estate Owned (“OREO”) of $427,000 to $1,267,000 during 2011. OREO expenses include write-downs of OREO properties, insurance, maintenance costs, taxes, and other costs associated with holding real estate properties. The level of OREO expenses increased because of the continued increase in OREO properties which increased $581,269 from 2010 to 2011. A substantial portion of OREO expenses for 2011 relates to the writedown losses on OREO properties of $807,477. The writedown losses relate to continued decline in real estate values as previously discussed.

Due to the economic conditions in the banking industry and our losses, insurance expense increased $100,000 during 2011, up 133.33% to $176,000.

During the first quarter of 2011, we reduced the number of employees which resulted in a reduction in salaries and employee benefits of $313,000. The Directors also waived their fees for services to the Company which amounted to a savings of $63,000 for 2011.

We expect that noninterest expenses will remain at elevated levels until property values stabilize on OREO properties.

Provision for Loan Losses

The provision for loan losses in 2011 was $745,332 and for 2010 was $2,655,971. The provision for loan losses is the amount we deem necessary to maintain an allowance for probable and incurred losses in our loan portfolio. We determine the level of the allowance after considering ongoing reviews of the loan portfolio as well as considering the level and magnitude of non-performing assets and loan delinquencies, general economic conditions in the areas served by Volunteer, historic loan-loss experience, loan mix and the level of loans relative to the allowance.

In the year ended December 31, 2011, the significant provision for loan losses was primarily due to increased charge-offs in 2011 that occurred due to real estate valuations that declined during the period. Because we record impaired loans at fair market value, if the loan is considered collateral dependent, decreases in the value of real estate added significant provision expense during 2011 and 2010. The majority of charge-offs in the period were previously reserved for in our allowance calculation. The decrease in the provision for loan losses is indicative of the declining loan balances and decreases in impaired loans. The exception to this is the Commercial Real Estate class which has had continued losses. This impacted the Bank’s historical loss ratio and consequently the allowance for loan losses calculation. Net charge-offs were $1,423,900 and $1,964,739 for 2011 and 2010, respectively. Impaired loans at December 31, 2011 were $13,328,174 compared to $19,544,196 at December 31, 2010. We continue to evaluate our impaired loans and provide valuation allowances as considered necessary.

We believe that the allowance for loan losses is adequate at December 31, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers. We intend to pursue more aggressive strategies for problem loan resolution, and are committed to bolster loan loss reserves to levels sufficient to absorb recognized losses in the pursuit of this strategy.

Provisions for Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the estimated allowance for loan losses and accumulated depreciation. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized. A full valuation allowance has been provided; therefore no tax benefit is currently recognized. For further information regarding the provisions for income taxes see Note 10 to Notes to Consolidated Financial Statements.

FINANCIAL POSITION

Our total assets decreased 3.66% or $4,867,683 during 2011 to $128,046,779 at December 31, 2011 from $132,914,460 at December 31, 2010. By shrinking the size of the balance sheet, management plans to maintain capital levels. This decrease is primarily attributable to a decrease of $8,079,707 in net loans during 2011 to $93,626,819 at December 31, 2010 from $101,706,526 at December 31, 2010.

Portfolio securities increased $2,537,152 in 2011 to $15,277,191 at December 31, 2011 from $12,740,039 at December 31, 2010 while cash and cash equivalents increased $136,814 during 2011.

Loans net of allowance for loan losses decreased $8,079,707 during 2011 to $93,626,819 at December 31, 2011 compared to $101,706,526 at December 31, 2010. Construction and development loans and commercial real estate loans decreased $3,903,127 and 3,038,006, respectively, in 2011. This decrease was caused by a significant portion of these loans being foreclosed and charged off. Residential real estate loans and consumer loans decreased $1,345,690 and $1,356,570, respectively, due to payments made on principal balances. Commercial loans increased $888,838 due to management efforts to expand our loans in this class. Real estate mortgage loans represented 91.46% of gross outstanding loans at December 31, 2011. Consumer loans represented 2.56% of gross outstanding loans at December 31, 2011. Commercial loans represented 5.98% of gross outstanding loans at December 31, 2011.

We foreclosed on $1,885,060 of loans, and OREO balances increased $581,269 during 2011. As mentioned previously, our writedowns due to decreasing real estate values were $807,477 during 2011.

Total liabilities decreased $3,326,541 in 2011 from $129,972,868 at December 31, 2010 to $126,646,329 at December 31, 2011. These decreases, mainly in deposit accounts, occurred because the decreases in total assets allowed a lower level of funding. We did incur notes payable of $160,000 to certain Directors during 2011. These funds were used to pay for our filings with the SEC.

CAPITAL RESOURCES

Our equity capital was $1,400,450 at December 31, 2011 compared to $2,941,592 million at December 31, 2010. This decrease of $1,541,142 consists of our net loss for 2011 of $1,125,019 as well as the decrease in the accumulated other comprehensive income (loss) of $457,648. No dividends were paid in 2011.

Volunteer is a “small one-bank holding company” within the meaning of regulations promulgated by the Board of Governors of the Federal Reserve System. Accordingly, Volunteer’s capital compliance, for bank holding company purposes, has historically been measured solely with respect to the Bank and not on a consolidated basis. However, the Dodd-Frank Act requires the Federal Reserve Board to establish minimum leverage and risk-based capital requirements for bank holding companies regardless of their consolidated asset size. These requirements may not be quantitatively lower than the generally applicable requirements in effect for insured depository institutions as of July 21, 2010, the date the Dodd-Frank Act was signed into law.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “under-capitalized” under the regulatory framework for prompt corrective action. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. See “Supervision and Regulation – Bank Regulation – Capital Requirements and Prompt Corrective Action Regulations.”

The Bank’s actual capital amounts and ratios are presented in the table below. Dollar amounts are presented in thousands.

					To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to Risk Weighted Assets	$6,883	7.72%	$7,133	8.00%	$8,916	10.00%
Tier 1 Capital to Risk Weighted Assets	$5,745	6.44%	$3,566	4.00%	$5,349	6.00%
Tier 1 Capital to Average Assets—Leverage	$5,745	4.37%	$5,253	4.00%	$6,566	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to Risk Weighted Assets	$7,905	8.35%	$7,575	8.00%	$9,469	10.00%
Tier 1 Capital to Risk Weighted Assets	$6,690	7.07%	$3,788	4.00%	$5,681	6.00%
Tier 1 Capital to Average Assets—Leverage	$6,690	4.92%	$5,438	4.00%	$6,797	5.00%

The Action Plans issued to the Bank by its regulators require the Bank to maintain Tier 1 capital to average total assets of 8%, Tier 1 risk-based capital to risk-weighted assets of 10% and total risk-based capital to total risk-weighted assets of 12%. The Bank’s actual capital amounts, ratios and minimum capital requirements per the Action Plans are presented in the table below.

(Dollars in thousands)	Actual		To Comply With Minimum Capital Requirements Per Action Plans		Excess (Deficit) To Comply With Requirements Per Action Plans
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to Risk—Weighted Assets	$6,883	7.72%	$10,699	12.00%	$(3,816)	(4.28)%
Tier 1 Capital to Risk—Weighted Assets	$5,745	6.44%	$8,916	10.00%	$(3,171)	(3.56)%
Tier 1 Capital to Average Assets—Leverage	$5,745	4.37%	$10,506	8.00%	$(4,761)	(3.63)%

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

ASSET QUALITY

Non-performing and other loans past due 90 days or more were $10,438,540 at December 31, 2011 compared to $12,226,387 at December 31, 2010, representing a decrease of $1,787,848. Non-performing loans as a percentage of loans were 10.80% at December 31, 2011 and 11.60% at December 31, 2010. The economic condition of some of our customers made it increasingly difficult for them to maintain payments under the terms of our loan agreements. The allowance for loan losses to non-performing loans, which is a measure of the Bank’s ability to cover problem assets with existing reserves, was 29.17% at December 31, 2011 and 30.45% at December 31, 2010. Other real estate owned increased $581,269 to $5,505,959 at December 31, 2011 compared to $4,924,690 at December 31, 2010.

The level of nonaccrual loans is primarily comprised of commercial real estate loans and construction and development loans. Seventy-five percent of other real estate owned relates to commercial real estate and construction and development loans. The remaining 25% consists of residential real estate loans (17%) and commercial loans (8%).

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying balance sheet. The commitments and contingent liabilities may include various guarantees, commitments to extend credit, standby letters of credit, and litigation. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

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

The interest rates on the fixed rate commitments range from 3.25% to 9.00% at December 31, 2011. At December 31, 2011 and 2010, the Bank had the following financial instruments whose contract amounts represent credit risk:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$37,000	$46,000	$37,000	$57,000
Commitments to extend credit	$481,408	$5,002,570	$590,365	$6,059,593

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to include this information in this Report.

ITEM 8.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Company as of and for the year ended December 31, 2011 and 2010, together with the Report of Independent Registered Public Accounting Firm thereon, are included below in Item 15:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010;

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Following is certain information regarding the directors and executive officers of Volunteer who served during 2011. All directors are elected to a three year term or until their successor is duly elected.

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

Reed D. Matney (61) assumed the position of Chief Executive Officer in November 1996 and has served as the President and a Director since 1994. Mr. Matney was employed by First Union National Bank of Tennessee until April 1994 and he was employed by the Bank in May 1994. Mr. Matney retired from the positions of President and Chief Executive Officer in March 2011. Mr. Matney was elected as Director at the 2010 stockholder’s meeting. Mr. Matney has an extended history with the Company as a director and as an officer of the Company. Mr. Matney’s business and financial acumen, together with his knowledge of the Company, industry knowledge and management skills make him an effective and valuable member of the Board of Directors.

William E. Phillips (63) has served as Chairman of the Board since 1994. Mr. Phillips is an attorney with the law firm of Phillips and Hale in Rogersville, Tennessee. Mr. Phillips has over 15 years of experience serving as a member of the Board of Directors. He also has extensive management experience and strong leadership skills that qualify him to serve as the Chairman of the Board of Directors. With his past experience and long-term involvement with the Company, Mr. Phillips brings invaluable insight and knowledge to the Board of Directors. Mr. Phillips was elected as Director at the 2008 stockholder’s meeting.

Gary E. Varnell (63) has served as a Director since 1994. Mr. Varnell is the manager of a retail office products store in Rogersville, Tennessee. Mr. Varnell was elected as Director at the 2009 stockholder’s meeting. Mr. Varnell has business acumen and experience that, together with his historical knowledge of the Company, makes him a valuable member of the Board of Directors.

George L. Brooks (80) has served as a Director since 1994. Mr. Brooks retired from Citizens Union Bank in 1993 and resides in Rogersville, Tennessee. Mr. Brooks was elected as Director at the 2009 stockholder’s meeting. Mr. Brooks retired from the Board of Directors in February 2011. Mr. Brooks has industry experience that makes his perspective necessary and highly valued to the Board of Directors.

Shirley A. Price (76) has served as a Director since 1994. Ms. Price is an insurance agent in Rogersville, Tennessee. Ms. Price was elected as Director at the 2010 stockholder’s meeting. In March 2011, Ms. Price resigned from the Board of Directors. Ms. Price’s leadership and business and financial acumen provided valuable and balanced insight to the Board of Directors.

Leon Gladson (85) has served as a Director since 1994. Mr. Gladson is a retired businessman and resides in Rogersville, Tennessee. Mr. Gladson was elected as Director at the 2010 stockholder’s meeting. Mr. Gladson has extensive experience operating and managing his own business. These experiences, together with Mr. Gladson’s historical knowledge of the Company, allow him to be a valuable member of the Board of Directors.

Neil D. Miller (90) has served as a Director since 1994. Mr. Miller is a farmer in Rogersville, Tennessee. Mr. Miller was elected as Director at the 2008 stockholder’s meeting. In April 2010, Mr. Miller became Director Emeritus, meaning he no longer voted on matters brought before the Board of Directors. On March 29, 2011, Mr. Miller retired from the Board of Directors. Mr. Miller’s prior business experience and leadership skills made him a highly valued member of the Board of Directors.

M. Carlin Greene (71) has served as a Director since 1994. Mr. Greene is a real estate agent and farmer in Sneedville, Tennessee. Mr. Greene was elected as Director at the 2010 stockholder’s meeting. His demonstrated business experience, leadership skills and management skills make him an excellent fit for the Board of Directors. Mr. Greene brings a balanced perspective to the Board of Directors.

Scott F. Collins (61) assumed the position of VP/Business Development Officer in September 2006, and has served as a Director since 1994. Mr. Collins was the former Hancock County Clerk & Master in Sneedville, Tennessee. Mr. Collins was elected as Director at the 2008 stockholder’s meeting. Mr. Collins’ service as an employee of the Company provides management expertise and local market knowledge that is a great contribution to the Board of Directors.

Benjamin R. Lindley (36) assumed the position of Chief Financial Officer in January 2011. Mr. Lindley has previously worked in the Chief Financial Officer role for another community bank from 2003 to January 2011. Mr. Lindley enjoyed working in public accounting for five years prior to his career in banking. Mr. Lindley adds financial accounting, asset/liability management, and management expertise to the Company.

Patrick R. Moore (44) assumed the position of Chief Lending Officer in May 2011. Mr. Moore has over twenty years experience in financial product sales, management, and customer service in the banking industry. He previously worked as a Business Services Officer for BB&T from 2008 to April 2011. Mr. Moore adds business development, extensive knowledge of commercial lending, and management expertise to the Company.

No director of Volunteer is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

During 2011, the Board of Directors of Volunteer held five meetings. The Directors of Volunteer also serve as directors of the Bank. Except for Messr. Greene, the Directors who were Directors for all of 2011 and remained as Directors at December 31, 2011, attended 100% of the meetings while Messr. Greene attended four. The Directors received no compensation as directors of Volunteer but as directors of the Bank received $750 for each meeting attended through April of 2011. At that time the Directors waived their fees for services to the Company.

The Bank’s Board of Directors held thirteen meetings during 2011. Except for Messr. Gladson, the Directors who were Directors for all of 2011 and remained as Directors at December 31, 2011, attended all meetings while Messr. Gladson attended eleven.

The Board of Directors has three committees. Messrs. Phillips, Varnell and Matney serve as the Executive Committee, Messrs. Gladson, Phillips and Varnell serve as members of the Audit Committee and Messrs. Phillips and Matney serve as members of the Trust Committee. All committee members attended at least 75% of the respective committee’s meetings. The Audit and Trust Committees each met three times while the Executive Committee did not meet during 2011.

The Company does not have any stock option or stock award plans for either its officers or Directors. It also does not have any non-qualified defined contribution, deferred compensation plans or defined benefit plans for its officers or Directors.

Although we do not have a formal policy requiring directors to attend the annual meeting of stockholders, our directors are encouraged to attend.

DIRECTOR INDEPENDENCE

At December 31, 2011, the Company’s Board of Director’s consisted of seven members, all of whom are independent except Douglas E. Rehm and Scott F. Collins who were employees of the Company at the time.

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

COMPENSATION COMMITTEE

The Compensation Committee approved the compensation objectives for the Company and the Bank, established the compensation for the Company’s and Bank’s senior management and conducted the performance review of the President and Chief Executive Officer and undertook the responsibilities of evaluating potential candidates for executive positions.

The Compensation Committee, determines salaries for executive officers by evaluating the qualifications and experience of the executive, the nature of the job responsibilities and the range of salaries for similar positions at peer companies. The Compensation Committee recognizes that competitive compensation is critical for attracting, motivating and retaining qualified executives.

AUDIT COMMITTEE

The Board of Directors has a separately-designated standing Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended, which has formally adopted a charter. The Audit Committee charter is not currently available on the Company’s website. A copy is provided as an exhibit to this Form 10-K. The Audit Committee is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Company’s Audit Committee does not have a “financial expert” as such term is defined in Item 407(d) of SEC Regulation S-K because the individuals who meet this definition are not readily available in the community in which the Company operates. Furthermore, the Company does not know of anyone meeting this definition who has a significant interest in the business and prospects of the Company and who can serve on the Board of Directors and Audit Committee.

REPORT OF THE AUDIT COMMITTEE

The Company’s management is responsible for the Company’s internal controls and financial reporting process. The Company’s independent registered public accounting firm, Crowe Horwath LLP, is responsible for performing an independent audit of the Company’s consolidated financial statements and issuing an opinion on the conformity of those financial statements with generally accepted accounting principles. The Audit Committee oversees the Company’s internal controls and financial reporting process on behalf of the Board of Directors.

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

In performing all of these functions, the Audit Committee acts only in an oversight capacity. In its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent registered public accounting firm who, in its report, expresses an opinion on the conformity of the Company’s consolidated financial statements to generally accepted accounting principles. The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions with management and the independent registered public accounting firm do not assure that the Company’s consolidated financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company’s consolidated financial statements has been carried out in accordance with generally accepted auditing standards or that the Company’s independent registered public accounting firm is “independent.”

In reliance on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission. The Audit Committee has not yet met to select the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

The foregoing report has been furnished by the members of the Audit Committee, being:

Leon Gladson, Reed D. Matney, and Gary E. Varnell

SHAREHOLDER COMMUNICATIONS

The Company encourages shareholder communications to the Board of Directors. All communications should be addressed to William E. Phillips, Chairman of the Board of Directors, Volunteer Bancorp, Inc., Post Office Box 550, Rogersville, TN 37857.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by Volunteer to the named executive officers of Volunteer:

Douglas E. Rehm, Reed D. Matney, Benjamin R. Lindley and Patrick Moore were the only named executive officers in 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Non-equity incentive plan compensation	All Other Annual Compensation		Total
Douglas E. Rehm	2011	$161,250	$250	N/A	N/A	3,094	(2)	$164,594
Executive Vice President/Chief Lending Officer (hired September 2010)	2010	$37,500	$15,000	N/A	N/A	N/A		$52,500

Reed D. Matney	2011	56,681	N/A	N/A	N/A	1,417	(2)	58,098
President/Chief Executive Officer (retired March 2011); retained as a Director	2010	135,000	N/A	N/A	N/A	5,250	(1)	140,250

Benjamin Lindley	2011	81,458	12,250	N/A	N/A	1,894	(2)	95,602
Chief Financial Officer (beginning January 2011)	Annualized	85,000

Patrick Moore	2011	67,295	250	N/A	N/A	NA		67,545
Chief Credit Officer (beginning May 2011)	Annualized	95,000

(1)	Reflects 401(k) matching of $3,375 in 2010 and an automobile usage amount of $1,875 in 2010.
(2)	Reflects 401(k) matching.

There were no outstanding equity awards at December 31, 2011.

The following table shows the compensation paid to each of the directors during 2011. The Company awards no other equity or non-equity awards as compensation.

Director Compensation
Name	Fees Earned or Paid in Cash
Douglas E. Rehm	3,750
Reed D. Matney	3,950
William E. Phillips	4,150
Gary E. Varnell	4,450
George L. Brooks	1,600
Shirley A. Price	850
Leon Gladson	4,350
Neil D. Miller	1,500
M. Carlin Greene	4,250
Scott F. Collins	3,750

ITEM 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2011, Volunteer’s records indicated that the following number of shares of our Common Stock were beneficially owned by (i) each person known by Volunteer to beneficially own more than 5% of Volunteer’s shares; (ii) directors and persons nominated to become directors of Volunteer and executive officers; and (iii) directors and executive officers of Volunteer as a group.

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Number of Shares)	Percent of Class
(i)	Ralph T. or Willa Dean Hurley, 540 Hurley Drive, Sneedville, TN 37869	42,750	8.61
(ii)	William E. Phillips (1)	23,949	4.83
	Douglas E. Rehm	—	*
	Reed D. Matney (2)	11,294	2.28
	Leon Gladson	5,481	1.11
	Scott F. Collins	2,337	*
	Gary E. Varnell(3)	24,215	4.86
	M. Carlin Greene	24,807	5.00
	Patrick Moore	—	*
	Benjamin R. Lindley	—	*
(iii)	Directors and executive officers as a group (9 persons)	92,083	18.55

*	Less than 1%
(1)	Includes 12,211 shares owned by the Joe H. Wilson Trust, for which Mr. Phillips serves as co-trustee. Also includes 700 shares owned by his spouse.
(2)	Includes 5301 shares owned by his spouse.
(3)	Includes 200 shares owned jointly with his son.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

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

The Board of Directors has determined that each of the following directors are “independent” and that each of these directors has no material relationships with the Company that would impact their independence: William E. Phillips, Gary E. Varnell, Leon Gladson, Reed D. Matney, and M. Carlin Greene. Shirley A. Price and George L. Brooks were independent directors prior to their resignations in March 2011 and February 2011, respectively. Neil D. Miller was an independent director prior to his retirement from the Board in March 2011. All members of the Audit Committee were determined to be independent.

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

In April 2006, the Company entered into a stock purchase agreement with a majority stockholder. Under the agreement, the Company agreed to purchase 85,500 shares of common stock for a purchase price of $22.00 per share for a total consideration of $1,881,000. The repurchase is to occur in four equal installments, with the first transaction taking place upon execution of the agreement, and the remaining three transactions in equal installments over the next three years. The Company recorded a note payable in the amount of $1,191,750, which represented the commitment to repurchase the remaining shares of the stock. In June 2008, the Company and majority stockholder agreed to amend the agreement to defer payments scheduled for 2008 and 2009 to 2010 and 2011, respectively. In November 2010, the Company and majority stockholder amended the agreement to defer payment of principal and interest until six months after the Bank is no longer precluded from making dividend payments under the Consent Order with any state or Federal regulator. The remaining payments will be made in five equal annual payments. Imputed interest at 5% on this noninterest bearing note was $41,525 during 2011 and was offset with an entry to additional paid-in capital. Interest payments on the note payable totaled $19,455 in 2010.

Payments due over the remaining life of the amended stock purchase agreement less amounts representing interest of $110,000 are $830,500.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Total fees paid to Crowe Horwath LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Audit Fees	$106,067	$71,255
Audit Related Fees	—	—
Tax Fees	12,525	17,750
All Other Fees	4,500	5,110

TOTAL:	$123,092	$94,115

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

During the year ended December 31, 2011, all of the audit related fees, tax fees and all other fees set forth above were approved by the Audit Committee.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLUNTEER BANCORP, INC.

By:	/s/ Douglas E. Rehm
Douglas E. Rehm
President and Chief Executive Officer

Date: March 30, 2012

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

Signature		Date

/s/ Douglas E. Rehm	Chief Executive Officer and President and Director	March 30, 2012
Douglas E. Rehm	(Principal Executive Officer)

/s/ Benjamin Lindley	Chief Financial Officer	March 30, 2012
Benjamin Lindley	(Principal Financial Officer and Principal Accounting Officer)

/s/ William E. Phillips	Chairman of the Board of Directors	March 30, 2012
William E. Phillips

/s/ Leon Gladson	Director	March 30, 2012
Leon Gladson

/s/ M. Carlin Greene	Director	March 30, 2012
M. Carlin Greene

/s/ Reed D. Matney	Director	March 30, 2012
Reed D. Matney

/s/ Scott F. Collins	Director	March 30, 2012
Scott F. Collins

/s/ Gary E. Varnell	Director	March 30, 2012
Gary E. Varnell

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

Rogersville, Tennessee

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Volunteer Bancorp, Inc.

Rogersville, Tennessee

We have audited the accompanying consolidated balance sheets of Volunteer Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses in recent years and has elevated levels of non-performing assets and its subsidiary bank is not in compliance with minimum regulatory capital requirements required by the consent order with regulatory authorities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath LLP

Brentwood, Tennessee

March 30, 2012

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and due from banks	$5,700,328	$5,273,514
Federal funds sold	600,000	890,000

Cash and cash equivalents	6,300,328	6,163,514
Securities available for sale	15,277,191	12,684,106
Securities held to maturity (fair value in 2010—$58,886)	—	55,933
Loans, net of allowance for loan losses of $3,044,771 and $3,723,339	93,626,819	101,706,526
Federal Home Loan Bank stock	494,000	494,000
Accrued interest receivable	609,355	554,632
Premises and equipment, net	3,066,531	3,234,519
Other real estate owned, net	5,505,959	4,924,690
Bank owned life insurance	2,686,820	2,602,742
Other assets	479,776	493,798

Total assets	$128,046,779	$132,914,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$15,453,959	$14,396,182
Interest bearing	97,887,929	102,035,347

Total deposits	113,341,888	116,431,529
Accrued interest payable	504,338	616,766
Note payable – major stockholder	830,500	830,500
Notes payable – directors	160,000	—
Securities sold under repurchase agreements	—	336,733
Federal Home Loan Bank advances	8,500,000	8,500,000
Subordinated debentures	3,093,000	3,093,000
Other liabilities	216,603	164,340

Total liabilities	126,646,329	129,972,868
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000 shares authorized; 496,277 shares issued and outstanding	4,962	4,962
Additional paid-in capital	296,453	254,928
Retained earnings	1,370,939	2,495,958
Accumulated other comprehensive income (loss), net	(271,904)	185,744

Total stockholders’ equity	1,400,450	2,941,592

Total liabilities and stockholders’ equity	$128,046,779	$132,914,460

See accompanying notes to consolidated financial statements.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

	2011	2010
Interest income
Loans, including fees	$5,195,238	$5,532,213
Securities
Taxable	269,950	419,129
Tax exempt	113,969	214,453
Federal funds sold and other	32,306	29,887

	5,611,463	6,195,682
Interest expense
Deposits	1,188,412	1,955,032
Other borrowings	183,593	130,888

	1,372,005	2,085,920
Net interest income	4,239,458	4,109,762
Provision for loan losses	745,332	2,655,971

Net interest income after provision for loan losses	3,494,126	1,453,791
Noninterest income
Service charges	235,346	260,161
Fees and commissions	45,630	48,252
Gain on sale of securities	542,942	—
Gain on sale of premises and equipment	13,377	221,804
Other	230,838	121,106

	1,068,133	651,323
Noninterest expenses
Salaries and employee benefits	2,121,433	2,434,852
Occupancy expenses	276,017	282,037
Furniture and equipment	261,969	268,902
Data processing	255,129	248,087
Audit and professional fees	504,004	517,602
Insurance and bond expense	176,278	75,549
Other real estate and collection expense	1,267,331	839,587
FDIC assessment expense	368,211	372,974
Director fees	32,600	96,000
Other	424,306	545,092

	5,687,278	5,680,682

Income (loss) before income taxes	(1,125,019)	(3,575,568)
Income tax expense (benefit)	—	—

Net income (loss)	$(1,125,019)	$(3,575,568)

Basic and diluted earnings (loss) per share	$(2.27)	$(7.20)
Average common shares outstanding	496,277	496,277

See accompanying notes to consolidated financial statements.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011 and 2010

	2011	2010
Net loss	$(1,125,019)	$(3,575,568)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	85,294	(193,166)
Reclassification of realized amount	(542,942)	—

Other comprehensive income (loss)	(457,648)	(193,166)
Income taxes related to other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of income taxes	(457,648)	(193,166)

Total comprehensive loss	$(1,582,667)	$(3,768,734)

See accompanying notes to consolidated financial statements.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2010	496,277	$4,962	$254,928	$6,071,526	$378,910	$6,710,326
Net loss	—	—	—	(3,575,568)	—	(3,575,568)
Other comprehensive loss	—	—	—	—	(193,166)	(193,166)

Balances, December 31, 2010	496,277	$4,962	$254,928	$2,495,958	$185,744	$2,941,592
Net loss	—	—	—	(1,125,019)	—	(1,125,019)
Imputed interest on noninterest bearing note payable	—	—	41,525	—	—	41,525
Other comprehensive loss	—	—	—	—	(457,648)	(457,648)

Balances, December 31, 2011	496,277	$4,962	$296,453	$1,370,939	$(271,904)	$1,400,450

See accompanying notes to consolidated financial statements.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(1,125,019)	$(3,575,568)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation expense	190,600	203,976
Imputed interest on noninterest bearing note payable	41,525	—
Premium amortization of securities, net	127,797	13,029
Provision for loan losses	745,332	2,655,971
Gain on sales of securities	(542,942)	—
Gain on sale of premises and equipment	(13,377)	(221,804)
Write downs of other real estate owned	807,477	674,785
Loss on sale of other real estate owned, net	38,456	—
Increase in bank owned life insurance	(84,078)	(82,192)
Changes in:
Accrued interest receivable	(54,723)	336,999
Other assets	14,022	(201,556)
Deferred taxes	—	35,026
Accrued interest payable	(112,428)	(119,078)
Other liabilities	52,263	(55,525)

Net cash from operating activities	84,905	(335,937)
Cash flows from investing activities
Activity in available for sale securities
Purchases	(21,866,281)	(2,247,780)
Proceeds from sales, calls, maturities and principal pay-downs	19,230,693	4,019,475
Activity in held to maturity securities
Proceeds from principal pay-downs	55,933	36,548
Net change in loans	5,449,315	2,923,902
Proceeds from sale of premises and equipment	13,377	236,751
Proceeds from sale of other real estate owned	457,858	39,000
Purchases of Federal Home Loan Bank stock	—	(3,400)
Purchases of premises and equipment, net	(22,612)	(52,799)

Net cash from investing activities	3,318,283	4,951,697
Cash flows from financing activities
Net change in deposits	(3,089,641)	(4,363,182)
Proceeds from director notes payable	160,000	—
Net change in securities sold under repurchase agreements	(336,733)	9,606
Repayment of Federal Home Loan Bank advances, net	—	(200,000)

Net cash from financing activities	(3,266,374)	(4,553,576)

Net change in cash and cash equivalents	$136,814	$62,184
Cash and cash equivalents at beginning of year	6,163,514	6,101,330

Cash and cash equivalents at end of year	$6,300,328	$6,163,514

Supplemental cash flow information:
Interest paid	$1,484,433	$2,204,998
Income taxes paid	—	—
Supplemental non-cash disclosures:
Transfers from loans to other real estate owned	$1,885,060	$5,253,475

See accompanying notes to consolidated financial statements.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest income on all classes of loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts that the borrowers’ financial condition is such that collection of interest is doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

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

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Adoption of New Accounting Standards: In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this new guidance resulted in additional disclosures regarding troubled debt restructurings being included in the Company’s consolidated financial statements.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income (loss) be presented in either a single continuous statement following the consolidated statement of operations or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment will have no impact on the consolidated financial statements as the current presentation of comprehensive income (loss) is in compliance with this amendment.

NOTE 2 – GOING CONCERN

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

The Company experienced substantial losses in 2009, 2010 and 2011. Furthermore, non-performing assets are over 8% of total assets and over 745% of total stockholder’s equity at December 31, 2011. As discussed in more detail later, the Bank is not in compliance with minimum capital requirements set forth in the consent order with bank regulatory authorities.

The vast majority of the Company’s losses are a result of loan losses and non-performing assets related to commercial real estate and development. Management believes it has identified the problems and properly provided for them. However, further declines in values will adversely affect those assets and could result in more losses.

In January 2010, the Bank consented to a FDIC requirement to maintain Tier 1 capital to average assets ratio of 8%, minimum Tier 1 capital to risk-weighted assets ratio of 10% and total capital to risk-weighted assets ratio of 12%. The Bank did not meet these capital requirements as of December 31, 2011 or 2010. See Note 16 to the notes to consolidated financial statements for additional disclosures related to regulatory capital.

The Company’s Board of Directors and management team have initiated specific plans to reduce credit risk, ensure adequate levels of liquidity, reduce overhead expenses, and improve capital ratios. Key components to those plans involve shrinking targeted assets, improving asset quality while building a higher quality balance sheet. The Company has maintained adequate liquidity and is committed to maintaining and increasing liquidity as needed. The Company has reduced staff and other controllable expenses and will continue these efforts into the future. The Company continues to pursue additional sources of capital.

The Bank is also exploring the possibility of exiting some lines of business and expanding into others that do not require as much capital. Future growth is targeted on the traditional community bank model.

There can be no assurance that our plans, described above, will successfully resolve all of the concerns of the banking regulatory authorities or return the Company to profitability. These events and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2011
Available for sale
U.S. government sponsored entities and agencies	$2,332,948	$9,376	$(49)	$2,342,275
State and political subdivision	6,013,178	3,546	(79,416)	5,937,308
Mortgage-backed: residential	764,990	2,125	—	767,115
Collateralized mortgage obligations	6,205,741	35,665	(10,913)	6,230,493

Total available for sale	$15,316,857	$50,712	$(90,378)	$15,277,191

2010
Available for sale
U.S. government sponsored entities and agencies	$613,414	$698	$—	$614,112
State and political subdivision	5,152,753	98,827	(15,542)	5,236,038
Mortgage-backed: residential	4,333,753	303,262	(113)	4,636,902
Collateralized mortgage obligations	2,165,795	49,803	(18,544)	2,197,054

Total available for sale	$12,265,715	$452,590	$(34,199)	$12,684,106

Held to maturity
Mortgage-backed: residential	$55,933	$2,953	$—	$58,886

Securities pledged at year end 2011 and 2010 had a carrying amount of $6,664,860 and $9,989,000 and were pledged to secure public deposits and securities sold under repurchase agreements.

At year end 2011 and 2010, there were holdings of $5,937,308 and $3,258,770, respectively, of securities issued by various municipalities, in amounts greater than 10% of stockholders’ equity.

The proceeds from sales of securities and the associated gross gains and losses are listed below:

	2011	2010
Proceeds	$14,434,529	$—
Gross gains	543,735	—
Gross losses	793	—

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – SECURITIES (Continued)

The amortized cost and fair value of securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value

Available for sale
One to five years	$1,678,269	$1,675,888
Five to ten years	3,772,985	3,704,905
Beyond ten years	2,894,872	2,898,790
Mortgage backed: residential	764,990	767,115
Collateralized mortgage obligations	6,205,741	6,230,493

Total	$15,316,857	$15,277,191

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2011
Available for sale
U.S. government-sponsored entities and agencies	$—	$—	16,529	$(49)	$16,529	$(49)
State and political subdivisions	4,023,251	(79,416)	—	—	4,023,251	(79,416)
Collateralized mortgage Obligations	2,994,437	(10,913)	—	—	2,994,437	(10,913)

Total temporarily impaired	$7,017,688	$(90,329)	$16,529	$(49)	$7,034,217	$(90,378)

December 31, 2010
Available for sale
U.S. government-sponsored entities and agencies	$708,872	$(15,542)	$—	$—	$708,872	$(15,542)
State and political subdivisions	—	—	17,798	(113)	17,798	(113)
Mortgage-backed: Residential	489,850	(18,544)	—	—	489,850	(18,544)

Total temporarily impaired	$1,198,722	$(34,086)	$17,798	$(113)	$1,216,520	$(34,199)

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – SECURITIES (Continued)

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

NOTE 4 – LOANS

Loans at year-end were as follows:

	2011	2010
Construction and development	$8,083,567	$11,986,694
Commercial real estate	26,602,015	29,640,021
Residential real estate	50,328,259	51,673,949
Other real estate	3,402,384	3,406,104
Commercial	5,782,158	4,893,320
Consumer	2,473,207	3,829,777

Subtotal	96,671,590	105,429,865
Allowance for loan losses	(3,044,771)	(3,723,339)

Loans, net	$93,626,819	$101,706,526

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011:

December 31, 2011	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$752,645	$2,251,106	$310,458	$126,751	$270,048	$12,331	$3,723,339
Provision for loan losses	610,715	239,897	(27,773)	(26,772)	(41,112)	(9,623)	745,332
Loans charged-off	(304,913)	(1,113,960)	(63,289)	—	—	(17,591)	(1,499,753)
Recoveries	40,566	6,115	—	—	5,214	23,958	75,853

Total ending allowance balance	$1,099,013	$1,383,158	$219,396	$99,979	$234,150	$9,075	$3,044,771

Activity in the allowance for loan losses for the year ended December 31, 2010 was as follows:

2010
Beginning balance	$3,032,107
Charge-offs	(2,019,902)
Recoveries	55,163
Provision for loan losses	2,655,971

Ending balance	$3,723,339

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – LOANS (Continued)

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

December 31, 2011	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,039,138	$821,079	$156,088	$79,271	$—	$—	$2,095,576
Collectively evaluated for impairment	59,875	562,079	63,308	20,708	234,150	9,075	949,195

Total ending allowance balance	$1,099,013	$1,383,158	$219,396	$99,979	$234,150	$9,075	$3,044,771

Loans:
Loans individually evaluated for impairment	$4,815,227	$5,395,556	$1,250,568	$1,866,823	$—	$—	$13,328,174
Loans collectively evaluated for impairment	3,268,340	21,206,459	49,077,691	1,535,561	5,782,158	2,473,207	83,343,416

Total ending loans balance	$8,083,567	$26,602,015	$50,328,259	$3,402,384	$5,782,158	$2,473,207	$96,671,590

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$713,843	$1,942,786	$95,905	$81,924	$45,711	$—	$2,880,169
Collectively evaluated for impairment	38,802	308,320	214,553	44,827	224,337	12,331	843,170

Total ending allowance balance	$752,645	$2,251,106	$310,458	$126,751	$270,048	$12,331	$3,723,339

Loans:
Loans individually evaluated for impairment	$5,833,334	$10,272,487	$1,521,517	$1,871,147	$45,711	$—	$19,544,196
Loans collectively evaluated for impairment	6,153,360	19,367,534	50,152,432	1,534,957	4,847,609	3,829,777	85,885,669

Total ending loans balance	$11,986,694	$29,640,021	$51,673,949	$3,406,104	$4,893,320	$3,829,777	$105,429,865

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – LOANS (Continued)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2011:

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Construction and development	$378,360	$378,360	$—	$1,858,300	$12,475	$—
Commercial real estate	3,063,094	3,063,094	—	3,573,479	30,406	—
Residential real estate	20,002	20,002	—	369,818	8,107	—
Other real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Subtotal	3,461,456	3,461,456	—	5,801,597	50,988	—

With an allowance recorded:
Construction and development	4,436,867	4,436,867	1,039,138	3,746,205	5,705	—
Commercial real estate	2,332,462	2,332,462	821,079	2,167,997	23,141	—
Residential real estate	1,230,566	1,230,566	156,088	852,309	33,418	—
Other real estate	1,866,823	1,866,823	79,271	1,868,361	38,744	—
Commercial	—	—	—	9,142	—	—
Consumer	—	—	—	—	—	—

Subtotal	9,866,718	9,866,718	2,095,576	8,644,014	101,008	—

Total	$13,328,174	$13,328,174	$2,095,576	$14,445,611	$151,996	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is reduced for net charge-offs and cash-basis interest recognized represents interest income that is recognized on a cash-basis method of accounting.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010. For purposes of this disclosure, the unpaid principal balance is reduced for net charge-offs and cash-basis interest recognized represents interest income that is recognized on a cash-basis method of accounting.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Construction and development	$3,481,364	$3,481,364	$—
Commercial real estate	4,044,152	4,044,152	—
Residential real estate	1,059,364	1,059,364	—
With an allowance recorded:
Construction and development	2,351,970	2,351,970	713,843
Commercial real estate	6,228,335	6,228,335	1,942,786
Residential real estate	462,153	462,153	95,905
Other real estate	1,871,147	1,871,147	81,924
Commercial	45,711	45,711	45,711

Total	$19,544,196	$19,544,196	$2,880,169

Average of impaired loans during the year	$20,239,363
Interest income recognized during impairment	751,405
Cash-basis interest income recognized	—

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2011 and December 31, 2010:

	Nonaccrual		Loans Past Due 90 Days or More Still Accruing
	2011	2010	2011	2010
Construction and development	$3,991,562	$3,576,110	$—	$—
Commercial real estate	4,313,940	6,740,277	—	—
Residential real estate	866,162	614,382	—	—
Other real estate	1,255,130	1,250,564	—	—
Commercial	—	—	—	26,155
Consumer	11,746	15,428	—	3,471

Total	$10,438,540	$12,196,761	$—	$29,626

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans as of December 31, 2011 and December 31, 2010 by class of loans:

December 31, 2011	30 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Construction and development	$428,056	$979,656	$1,407,712	$6,675,855	$8,083,567
Commercial real estate	190,058	925,850	1,115,908	25,486,107	26,602,015
Residential real estate	1,731,167	—	1,731,167	48,597,092	50,328,259
Other real estate	51,154	1,255,130	1,306,284	2,096,100	3,402,384
Commercial	10,961	—	10,961	5,771,197	5,782,158
Consumer	27,205	—	27,205	2,446,002	2,473,207

Total	$2,438,601	$3,160,636	$5,599,237	$91,072,354	$96,671,590

December 31, 2010
Construction and development	$511,399	$—	$511,399	$11,475,295	$11,986,694
Commercial real estate	430,879	2,361,413	2,792,292	26,847,729	29,640,021
Residential real estate	1,249,486	41,172	1,290,658	50,383,291	51,673,949
Other real estate	—	1,250,564	1,250,564	2,155,540	3,406,104
Commercial	—	26,155	26,155	4,867,165	4,893,320
Consumer	68,323	3,471	71,794	3,757,983	3,829,777

Total	$2,260,087	$3,682,775	$5,942,862	$99,487,003	$105,429,865

Troubled Debt Restructurings:

The Company had $7,661,000 and $5,801,000 of loans modified in troubled debt restructurings included in impaired loans as of December 31, 2011 and 2010, respectively. The Company has allocated $1,491,312 and $1,374,503 of specific reserves to these loans as of December 31, 2011 and 2010, respectively. The Company has not committed to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011, $3,031,000 in loans were modified as troubled debt restructurings. The modification of the terms of such loans would include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

These modified loans included three construction and development loans totaling $2,380,000 and one commercial real estate loan totaling $651,000 at December 31, 2011. These troubled debt restructurings increased the allowance for loan losses by $334,859 and resulted in charge offs of $26,596 during the year ended December 31, 2011.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – LOANS (Continued)

The pre-modification and post-modification recorded investment for the construction and development loans modified as troubled debt restructurings was $2,380,000 during the year ending December 31, 2011. The pre-modification and post-modification recorded investment for the commercial real estate loan modified as a troubled debt restructuring was $651,000 during the year ending December 31, 2011.

Payment defaults reported for troubled debt restructurings during the period ending December 31, 2011 included two construction and development loans with a recorded investment of $2,172,000 and one commercial real estate loan with a recorded investment of $651,000. A default is defined as a loan that is past due by greater than 90 days under the modified terms.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100,000 and non-homogeneous loans, such as construction and development, commercial, commercial real estate, and other real estate loans. This analysis is performed on a quarterly basis. For residential real estate and consumer loans, the analysis primarily involves monitoring the past due status of these loans and at such time that these loans are past due, the Company evaluates the loans to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$3,253,824	$—	$4,829,743	$—	$8,083,567
Commercial real estate	21,110,922	—	5,491,093	—	26,602,015
Residential real estate	48,628,368	—	1,699,891	—	50,328,259
Other real estate	1,484,407	—	1,917,977	—	3,402,384
Commercial	5,628,312	—	153,846	—	5,782,158
Consumer	2,459,918	—	13,289	—	2,473,207

Total	$82,565,751	$—	$14,105,839	$—	$96,671,590

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – LOANS (Continued)

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$5,992,665	$109,695	$5,410,834	$473,500	$11,986,694
Commercial real estate	19,171,516	335,503	10,133,002	—	29,640,021
Residential real estate	49,018,505	350,000	2,305,444	—	51,673,949
Other real estate	1,484,327	—	1,921,777	—	3,406,104
Commercial	4,729,345	—	163,975	—	4,893,320
Consumer	3,781,287	—	48,490	—	3,829,777

Total	$84,177,645	$795,198	$19,983,522	$473,500	$105,429,865

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2011	2010
Land	$655,954	$655,954
Buildings	3,425,118	3,425,118
Furniture and equipment	2,178,077	2,201,260

	6,259,149	6,282,332
Accumulated depreciation	(3,192,618)	(3,047,813)

	$3,066,531	$3,234,519

Depreciation expense was $190,600 and $203,976 in 2011 and 2010.

The Bank leases office space in Knoxville, Tennessee for the operation of a lending office dedicated to lending with the Small Business Association. The three-year lease agreement for this property requires monthly payments of $2,381 for the first 12 months and a monthly payment of $2,476 for the remaining 24 months of the lease. In addition, certain computer and other equipment is leased under various long-term operating leases. Total rental expense for these leases was $56,955 and $70,962 for December 31, 2011 and 2010.

NOTE 6 – DEPOSITS

Time deposits of $100,000 or more were $30,665,640 and $31,428,512 at year end 2011 and 2010.

At December 31, 2011, the scheduled maturities of all time deposits are as follows:

2012	53,332,431
2013	13,743,360
2014	2,501,090
2015	1,529,170
2016	637,243

$71,743,294

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 7 – NOTES PAYABLE

In April 2006, the Company entered into a stock purchase agreement with a majority stockholder. Under the agreement, the Company agreed to purchase 85,500 shares of common stock for a purchase price of $22.00 per share for a total consideration of $1,881,000. The repurchase is to occur in four equal installments, with the first transaction taking place upon execution of the agreement, and the remaining three transactions in equal installments over the next three years. The Company recorded a note payable in the amount of $1,191,750, which represented the commitment to repurchase the remaining shares of the stock. In June 2008, the Company and the majority stockholder agreed to amend the agreement to defer payments scheduled for 2008 and 2009 to 2010 and 2011, respectively. In November 2010, the Company and majority stockholder amended the agreement to defer payment of principal and interest until six months after the Bank is no longer precluded from making dividend payments under the Consent Order (as described in Note 15) with any state or federal regulator. The remaining payments will be made in five equal annual payments. Interest expense of $41,525 was recorded during 2011 by imputing interest at a market rate and was offset by recording a capital contribution to additional paid-in capital. Interest payments on the note payable totaled $19,455 in 2010.

Payments due over the remaining life of the amended purchase agreement less amounts representing interest of $110,000 are $830,500.

During October 2011, certain Directors loaned the Company $160,000 to cover the costs of filing our periodic reports as a public company with the Securities Exchange Commission (SEC). The amount of principal plus accrued interest at 10% is payable one year from the date of the note or 10 days after we receive net proceeds from an offering of our Common Stock, whichever is earlier. Interest accrued on these notes was $3,189 for 2011.

NOTE 8 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the Bank is secured by bank-owned securities held in safekeeping at a correspondent bank. The balances are shown below (amounts in thousands):

	2011	2010
Outstanding at year-end	$—	$337
Average interest rate at year-end	—%	1.91%
Average balance during year	$249	$347
Average interest rate during year	1.61%	2.33%
Maximum month end balance during year	$337	$337

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB.

At year-end, advances from the Federal Home Loan Bank were as follows:

	2011	2010
Maturities January 2012 through March 2012, floating rate, .14% at December 31, 2011	$8,500,000	$—
Maturities January 2011 through March 2011, floating rate, 0.20% at December 31, 2010	$—	$8,500,000

Each advance is payable at any time without a prepayment penalty. The advances were collateralized by substantially all qualifying first mortgage loans under a blanket lien arrangement at year end 2011 and 2010. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $6,153,975 at year end 2011.

At maturity, advances are not required to be paid but may be renewed for successive 90 day periods.

NOTE 10 – INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current
Federal	$—	$(107,479)
State	—	—
Deferred
Federal	(446,019)	(1,167,010)
State	(73,146)	(236,323)
Change in valuation allowance	519,165	1,510,812

	$—	$—

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 10 – INCOME TAXES (Continued)

The net deferred tax asset (liability) included in other assets in the accompanying consolidated balance sheet is comprised of the following.

	2011	2010
Gross deferred tax assets
Allowance for loan losses	$894,146	$1,207,353
Nonaccrual loans	381,259	54,374
Other real estate owned	600,046	286,663
AMT credit carry forward	3,535	3,535
Net operating loss carryforward	1,106,438	941,992
Capital loss carryforward	5,003	5,003
Unrealized loss on securities	15,074	—
Other	22,004	8,623

Total deferred tax assets	3,027,505	2,507,543

Gross deferred tax liabilities
Unrealized gain on securities	$—	$(158,832)
Premises and equipment	(45,645)	(59,921)
FHLB stock	(67,965)	(67,965)

Total deferred tax liabilities	(113,610)	(286,718)

Valuation allowance	(2,913,895)	(2,220,825)

Net deferred tax asset	$—	$—

There was a $173,905 and $73,404 change in the valuation allowance during 2011 and 2010 related to the unrealized loss on securities available for sale which is not a component of income tax expense.

Accounting Standards Codification Topic 740, Income Taxes, requires that management assess whether a valuation allowance should be established against the deferred tax assets based on the consideration of all available positive and negative evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. After weighing the positive and negative evidence, management determined that the “more likely than not” standard had not been met as of December 31, 2011 and 2010 and, accordingly, established a full valuation allowance for the net deferred tax asset that could not be recovered through a carryback of the tax return net operating loss.

As of December 31, 2011, the Company has federal and state net operating loss carryforwards of $2,917,168 and $2,671,346, respectively, that begin to expire in 2030 and 2025, respectively. As of December 31, 2011, the Company has a federal capital loss carryforward of $14,714 that expires in 2015. These carryforwards are available to offset future taxable income. As of December 31, 2011, the Company has a federal alternative minimum tax credit carryforward in the amount of $3,535 that never expires. This carryforward is available to offset future federal regular income tax liability.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 10 – INCOME TAXES (Continued)

A reconciliation of the expected federal income tax at the statutory federal income tax rate to the income tax expense (benefit) for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Tax expense (benefit) at statutory rate of 34%	$(382,506)	$(1,215,693)
Increase (decrease) in taxes resulting from:
Tax-exempt investment income	(101,658)	(99,287)
Non-deductible interest expense related to carrying tax-exempt investments	12,355	6,765
Other non-deductible interest expense	27,783	6,615
State income taxes net of federal benefit	(48,276)	(155,973)
Bank owned life insurance income	(28,586)	(27,945)
Valuation allowance	519,165	1,510,812
Other	1,723	(25,294)

	$—	$—

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the statement of operations for the years ended December 31, 2011 and 2010.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for years before 2008.

NOTE 11 – SUBORDINATED DEBENTURES

In December 2004, the Company formed Volunteer Statutory Trust (Trust). The Trust issued $93,000 of common securities to the Company and $3,000,000 of trust preferred securities to outside investors as part of a pooled offering of such securities. The Company issued $3,093,000 of subordinated debentures to the Trust in exchange for the common securities and the proceeds of the offering, which debentures represent the sole asset of the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The debentures pay interest quarterly at a floating rate of three-month LIBOR plus 2.25. The interest rate at December 31, 2011 was 2.60%. The Company began deferring the interest payments on the debentures during the third quarter of 2010. These payments may be deferred a total of five years. As of December 31, 2011 and 2010, there was $127,347 and $45,825 of accrued and unpaid interest on the debentures. The Company relies on dividends from the Bank to pay the interest; however, such dividends are restricted under the Action Plans (Note 15). Please see Note 16, Capital Requirements for a more detailed discussion on dividend restrictions. In addition, the Company cannot pay any interest or principal on the trust preferred securities without the prior written consent of the Federal Reserve Bank. The Company may redeem the subordinated debentures, in whole or in part, beginning December 2009 at par value. The subordinated debentures must be redeemed no later than 2034.

NOTE 12 – RETIREMENT PLANS

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors. Expense recognized in connection with the plan was $30,879 and $35,225 in 2011 and 2010.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The interest rates on the fixed rate commitments range from 3.25% to 9.00%. At December 31, 2011 and 2010, the Bank had the following financial instruments whose contract amounts represent credit risk:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Standby letter of credit	$37,000	$46,000	$37,000	$57,000
Commitments to extend credit	$481,408	$5,002,570	$590,365	$6,059,593

NOTE 14 – FAIR VALUE

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

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 14 – FAIR VALUE (Continued)

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

Assets measured at fair value on a recurring basis are summarized below:

December 31, 2011	Significant Other Observable Inputs (Level 2)
Securities available for sale
U.S. government sponsored entities and agencies	$2,342,275
State and political subdivision	5,937,308
Mortgage-backed: residential	767,115
Collateralized mortgage obligations	6,230,493

$15,277,191

December 31, 2010
Securities available for sale
U.S. government sponsored entities and agencies	$614,112
State and political subdivision	5,236,038
Mortgage-backed: residential	4,636,902
Collateralized mortgage obligations	2,197,054

$12,684,106

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 14 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

December 31, 2011	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations
Construction and development	$3,397,729
Commercial real estate	1,511,383
Residential real estate	1,074,478
Other real estate	1,787,552
Other real estate owned
Construction and development	$2,261,238
Commercial real estate	1,151,480
Residential real estate	841,757
Commercial	402,362

December 31, 2010
Impaired loans with specific allocations
Construction and development	$1,638,127
Commercial real estate	4,285,549
Residential real estate	366,248
Other real estate	1,789,223
Other real estate owned
Construction and development	$472,082
Commercial real estate	912,000
Residential real estate	991,244

Impaired loans with specific allowance for loan loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,866,718 with a valuation allowance of $2,095,576 at December 31, 2011, resulting in $652,834 additional provision for loan losses for 2011.

Impaired loans with specific allowance for loan loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,959,316 with a valuation allowance of $2,880,169 at December 31, 2010, resulting in $699,793 additional provision for loan losses for 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $4,656,837 which is made up of the outstanding balance of $6,173,971, net of a valuation allowance of $1,517,134 at December 31, 2011, resulting in a write-down of $782,228 for the year ended December 31, 2011.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $2,375,326 which is made up of the outstanding balance of $3,123,988, net of a valuation allowance of $748,662 at December 31, 2010, resulting in a write-down of $674,785 for the year ended December 31, 2010.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 14 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands) December 31, 2011	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$6,300	$6,300
Securities available for sale	15,277	15,277
Loans, net	93,627	93,110
Federal Home Loan Bank stock	494	N/A
Accrued interest receivable	609	609
Financial liabilities
Deposits	$113,342	$113,463
Federal Home Loan Bank advances	8,500	8,500
Subordinated debentures	3,093	1,734
Accrued interest payable	504	504
Note payable—major stockholder	831	831
Note payable—directors	160	160

December 31, 2010	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,164	$6,164
Securities available for sale	12,684	12,684
Securities held to maturity	56	59
Loans, net	101,707	101,304
Federal Home Loan Bank stock	494	N/A
Accrued interest receivable	555	555
Financial liabilities
Deposits	$116,432	$116,828
Securities sold under repurchase agreements	337	337
Federal Home Loan Bank advances	8,500	8,500
Subordinated debentures	3,093	1,693
Accrued interest payable	617	617
Note payable—major stockholder	831	831

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and loans and deposits that reprice frequently and fully. Security fair values are as stated previously. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. For loans or deposits and for deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are as stated previously. The fair value of subordinated debentures was determined based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not considered material and is not presented.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 15 – CONSENT ORDER AND ACTION PLANS

On January 28, 2010, the Bank entered into a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”). As is customary for orders of this type, the Bank entered into the Consent Order without admitting or denying any charges of unsafe and unsound practices or violations of law or regulations. On June 22, 2011, the Bank also executed a written agreement (the “Agreement”) with the Tennessee Department of Financial Institutions (“TDFI”).

On May 26, 2010, the Company entered into an agreement (the “FRB Agreement”) with the Federal Reserve Board (“FRB”). The Company is to act as a source of financial strength for the Bank. Accordingly in this FRB Agreement, the Company is required to obtain written permission before any of the following actions are taken: payment or receipt of any dividends from the Bank, payments on the subordinated debentures (see Note 11) or Trust Preferred Securities, or the purchase or redemption of any stock. In addition, under the FRB Agreement, the Company may not incur, increase, or guarantee any debt without prior written approval of the FRB.

The Consent Order, the Agreement, and the FRB Agreement (collectively, the “Action Plans”) contain substantially similar terms and are based on the findings of the FDIC and TDFI during their joint examination of the Bank that commenced on September 14, 2009. The Action Plans represent agreement between the Bank, on the one hand, and the FDIC, the TDFI, and the FRB, respectively, on the other hand as to areas of the Bank’s or Company’s operations that warrant improvement and require the Bank or Company to present plans for making those improvements. The Action Plans impose no fines or penalties on the Bank or Company.

Under the terms of each Action Plan, the Bank cannot declare or pay cash dividends without the prior written consent of certain officials of the FDIC and TDFI (the “Joint Officials”). In addition, the Bank is restricted from extending additional credit to certain borrowers whose existing credit has been classified as “loss”, “doubtful”, or “substandard” or has been charged off the books of the Bank and, in each case, is uncollected. The Action Plans also require the Bank to provide the Joint Officials 60 days prior written notice of any proposed changes in the Bank’s management, along with background information on any proposed new management officials. The Action Plans also contain requirements ranging from a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates the Bank can pay on deposit accounts. The Bank is also restricted from accepting brokered deposits. The Action Plans require the development of various programs and procedures to improve asset quality as well as routine reporting on progress toward compliance with the Action Plans to the Board of Directors, the FDIC, the TDFI, and the FRB.

The Order requires the Bank to maintain Tier 1 capital to average total assets of 8%, Tier 1 risk based capital to risk-weighted assets of 10% and total risk based capital to total risk weighted assets of 12%.

The Bank has provided quarterly written progress reports to the Joint Officials through the fourth quarter of 2011. Management plans to conform to all conditions of the Action Plans and is implementing its plan to return capital levels to prescribed levels.

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 15 – CONSENT ORDER AND ACTION PLANS (Continued)

Management and the Board of Directors have carefully considered the impact of the Action Plans on the Bank’s current and future operations. Areas that have received additional attention as a result of the Action Plans include the Bank’s liquidity position, overall balance sheet structure, capital and earnings. The Bank has considered the impact of deposit interest rate restrictions that may impair the Bank’s ability to raise local certificates of deposit. The Bank’s earnings have been negatively impacted due to recent regulatory criticism. One example of the negative impact on earnings is that increased FDIC insurance premiums have been incurred and will continue to be at an elevated level until the Bank’s overall condition improves.

Noncompliance with the Action Plans could subject the Bank to an array of penalties ranging from the assessment of civil money penalties against the Bank and/or any or all of its officers and directors contributing to the violation, to a termination of the Bank’s deposit insurance for more egregious violations of applicable bank rules and regulations. The Bank is not aware of any penalties that were the result of any noncompliance with the Action Plans.

The Bank’s current regulatory status also subjects it to certain other requirements of law apart from the Action Plans. For example, the Bank and the Company are subject to restrictions under the FDIC’s regulations governing golden parachute payments, which generally prohibit entering into and paying certain severance payments to directors and senior executive officers without prior FDIC approval in the case of the Bank and FRB and FDIC approval in the case of the Company. The Company made no such payments during the five preceding years even without the restrictions. In addition, the Bank is currently unable to submit bids to the FDIC for the acquisition of any failed banks.

NOTE 16 – CAPITAL REQUIREMENTS

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

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as “under-capitalized” under the regulatory framework for prompt corrective action. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.

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

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 16 – CAPITAL REQUIREMENTS (Continued)

The Order the Bank was issued by regulators requires the Bank to maintain Tier 1 capital to average total assets of 8%, Tier 1 risk based capital to risk-weighted assets of 10% and total risk based capital to total risk weighted assets of 12%. As of December 31, 2011, the Bank was not in compliance with these capital requirements. The Bank’s actual capital amounts, ratios and minimum capital requirements per the Order are presented in the table below. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$6,883	7.72%	$7,133	8.00%	$8,916	10.00%
Tier 1 Capital to Risk Weighted Assets	$5,745	6.44%	$3,566	4.00%	$5,349	6.00%
Tier 1 Capital to Average Assets—Leverage	$5,745	4.37%	$5,253	4.00%	$6,566	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$7,905	8.35%	$7,575	8.00%	$9,469	10.00%
Tier 1 Capital to Risk Weighted Assets	$6,690	7.07%	$3,788	4.00%	$5,681	6.00%
Tier 1 Capital to Average Assets—Leverage	$6,690	4.92%	$5,438	4.00%	$6,797	5.00%

	Actual		To Comply With Minimum Capital Requirements Per Order		Excess (Deficit) To Comply With Requirements Per Order
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$6,883	7.72%	$10,699	12.00%	$(3,816)	(4.28)%
Tier 1 Capital to Risk Weighted Assets	$5,745	6.44%	$8,916	10.00%	$(3,171)	(3.56)%
Tier 1 Capital to Average Assets—Leverage	$5,745	4.37%	$10,506	8.00%	$(4,761)	(3.63)%

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 16 – CAPITAL REQUIREMENTS (Continued)

No cash dividends were paid to stockholders in either 2011 or 2010. The Company’s principal source of funds is dividends received from the Bank. In accordance with the Order with the FDIC and TDFI, no dividend can be paid from the Bank to the holding company without prior approval by the FDIC. In addition, the Company is restricted from paying dividends while deferring interest payments on the subordinated debentures (see Note 11).

NOTE 17 – SECURITIES REGISTRATION

From April 24, 1997 (the date it registered its common stock pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”)) to December 3, 2004 (the date it filed Form 15 to terminate such registration) the Company filed with the United States Securities and Exchange Commission (“SEC”) its periodic reports pursuant to the Act. In December of 2004, the Company filed a Form 15, based on its belief that it satisfied the requirements under Rule 12g-4 to terminate the registration of its common stock, and thereby suspend its duty to file reports pursuant to the Act. In 2011, the Company discovered that the filing of the Form 15 was in error; that the Company remained subject to the reporting requirements under the Act. In connection with such requirements, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011. The Company is filing its Annual Report on Form 10-K in connection with the issuance of these consolidated financial statements for the fiscal year ended December 31, 2011, and intends to continue to make timely filings of its periodic reports thereafter, as required by the Act.

NOTE 18 – PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31,

	2011	2010
ASSETS
Cash on deposit with subsidiary	$160,229	$17,219
Investment in subsidiary	5,472,403	6,875,101
Other assets	97,034	96,777

Total assets	$5,729,666	$6,989,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Note payable—directors	$160,000	$—
Long-term debt	3,923,500	3,923,500
Accrued interest payable	240,536	118,825
Other liabilities	5,180	5,180

Total liabilities	4,329,216	4,047,505
Stockholders’ equity	1,400,450	2,941,592

Total liabilities and stockholders’ equity	$5,729,666	$6,989,097

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 18 – PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statements of Operations

Years Ended December 31,

	2011	2010
Income
Dividends from unconsolidated subsidiary	$257	$1,298
Dividends from Bank subsidiary	—	—

	257	1,298
Expenses
Interest	163,238	100,798
Professional services	16,988	13,282
Other	—	4,840

	180,226	118,920
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiary	(179,969)	(117,622)
Applicable income tax (expense) benefits	—	(5,277)
Equity in undistributed loss of subsidiary	(945,050)	(3,452,669)

Net income (loss)	$(1,125,019)	$(3,575,568)

Condensed Statements of Cash Flows

Years Ended December 31,

	2011	2010
Cash flows from operating activities
Net income (loss)	$(1,125,019)	$(3,575,568)
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in undistributed loss of subsidiary	945,050	3,452,669
Imputed interest on noninterest bearing note payable	41,525	—
Change in other assets	(257)	47,558
Change in accrued interest payable	121,711	38,171

Net cash from operating activities	(16,990)	(37,170)

Cash flows from financing activities
Proceeds from notes payable—directors	160,000	—

Net cash from financing activities	160,000	—

Net change in cash	143,010	(37,170)
Cash at beginning of year	17,219	54,389

Cash at end of year	$160,229	$17,219

VOLUNTEER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 19 – RELATED PARTIES

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2011 and 2010. An analysis of the activity with respect to all director and executive officer loans is as follows:

	2011	2010
Balance, beginning of year	$852,878	$665,576
Additions	150,122	296,253
Amounts collected	(258,594)	(108,951)

Balance, end of year	$744,406	$852,878

Certain directors and executive officers of the Company and companies in which they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $2,115,000 and $2,802,000 at December 31, 2011 and 2010.

Also, see Note 7 for a description of notes payable to related parties.

NOTE 20 – OTHER REAL ESTATE OWNED

Activity in the valuation allowance was as follows:

	2011	2010
Beginning of year	$748,662	$73,877
Additions charged to expense	807,477	674,785
Sales	(39,005)	—

End of year	$1,517,134	$748,662

Expenses related to foreclosed assets include:

	2011	2010
Net loss (gain) on sales	$38,456	$—
Provision for unrealized losses	807,477	674,785
Operating expenses	421,398	164,802

	$1,267,331	$839,587

Exhibit Index

Exhibit Number	Description of Document

3.1*	Articles of Incorporation of Volunteer Bancorp, Inc., as amended, filed as Exhibit 3.1 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

3.2*	Bylaws of Volunteer Bancorp, Inc., filed as Exhibit 3.2 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.1*	Stock Purchase Agreement, dated April 13, 2006, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.1 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.2*	Amended Stock Purchase Agreement, dated June 16, 2008, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.2 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.3*	Second Amended Stock Purchase and Trust Agreement, dated November 10, 2010, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.3 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.4*	Consent Order, dated January 28, 2010, issued by Federal Deposit Insurance Corporation to The Citizens Bank of East Tennessee, filed as Exhibit 10.4 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.5*	Written Agreement, dated June 22, 2011, between Tennessee Department of Financial Institutions and The Citizens Bank of East Tennessee, filed as Exhibit 10.5 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

10.6*	Written Agreement, dated May 26, 2010, between Federal Reserve Bank of Atlanta and Volunteer Bancorp, Inc., filed as Exhibit 10.6 of the Company’s Form 10-K dated December 31, 2010 and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from Volunteer Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed previously

E-1