Form 10-Q
period 2012-03-31
VOLUNTEER BANCORP INC
filed 2012-05-15
CIK 947440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of the close of business on March 31, 2012, there were 496,277 shares of the Registrant’s common stock outstanding.

VOLUNTEER BANCORP, INC.

Form 10-Q Quarterly Report

Item 1. Financial Statements

VOLUNTEER BANCORP, INC.

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$21,777,371	$5,700,328
Federal funds sold	—	600,000

Cash and cash equivalents	21,777,371	6,300,328
Securities available for sale	13,433,644	15,277,191
Loans receivable, net of allowance for loan losses of $2,564,122 and $3,044,771	82,362,146	93,626,819
Federal Home Loan Bank stock	494,000	494,000
Accrued interest receivable	485,076	609,355
Premises and equipment, net	3,069,353	3,066,531
Other real estate owned, net	6,586,397	5,505,959
Bank owned life insurance	2,708,034	2,686,820
Other assets	343,640	479,776

Total assets	$131,259,661	$128,046,779

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$16,756,141	$15,453,959
Interest-bearing	99,810,430	97,887,929

Total deposits	116,566,571	113,341,888
Accrued interest payable	503,108	504,338
Note payable—major stockholder	830,500	830,500
Notes payable—directors	160,000	160,000
Federal Home Loan Bank advances	8,500,000	8,500,000
Subordinated debentures	3,093,000	3,093,000
Other liabilities	226,274	216,603

Total liabilities	129,879,453	126,646,329

Common stock, $0.01 par value; 1,000,000 shares authorized; 496,277 shares issued and outstanding	4,962	4,962
Additional paid-in capital	306,834	296,453
Retained earnings	1,323,730	1,370,939
Accumulated other comprehensive loss, net	(255,318)	(271,904)

Total stockholders’ equity	1,380,208	1,400,450

Total liabilities and stockholders’ equity	$131,259,661	$128,046,779

See notes to consolidated financial statements.

VOLUNTEER BANCORP, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Interest income
Loans, including fees	$1,177,248	$1,306,111
Securities
Taxable	15,883	62,982
Tax exempt	35,922	53,998
Federal funds sold and other	10,154	1,996

	1,239,207	1,425,087

Interest expense
Deposits	226,810	346,838
Other borrowings	40,576	26,183

	267,386	373,021

Net interest income	971,821	1,052,066
Provision for loan losses	—	5,967

Net interest income after provision for loan losses	971,821	1,046,099
Noninterest income
Service charges	44,109	60,339
Gain on sale of securities	54,731	258,285
Gain on sale of loans	202,674	—
Gain on sale of premises and equipment	—	13,377
Other	66,524	49,173

	368,038	381,174

Noninterest expenses
Salaries and employee benefits	616,165	624,549
Occupancy expenses	68,006	76,535
Furniture and equipment	69,050	67,276
Data processing	68,852	61,275
Audit and professional fees	173,021	80,379
Insurance and bond expense	51,313	22,041
Other real estate and collection expense	133,430	111,914
FDIC assessment expense	80,000	96,757
Director fees	—	21,000
Other	127,231	125,875

	1,387,068	1,287,601

Income (loss) before income taxes	(47,209)	139,672
Income tax expense (benefit)	—	—

Net income (loss)	$(47,209)	$139,672

Basic and diluted earnings (loss) per share	$(.10)	$.28
Average common shares outstanding	496,277	496,277

See notes to consolidated financial statements

VOLUNTEER BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Net income (loss)	$(47,209)	$139,672
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during period	16,586	(262,663)
Reclassification of realized amount	(54,731)	(258,285)

Other comprehensive income (loss)	(38,145)	(520,948)
Income taxes related to other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	(38,145)	(520,948)

Total comprehensive income (loss)	$(85,354)	$(381,276)

See notes to consolidated financial statements.

VOLUNTEER BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(47,209)	$139,672
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation expense	46,496	48,390
Imputed interest on noninterest bearing note payable	10,381	—
Premium amortization of securities, net	76,837	3,254
Provision for loan losses	—	5,967
Gain on sales of securities	(54,731)	(258,285)
Gain on sale of loans	(202,674)	—
Gain on sale of premises and equipment	—	(13,377)
Gain on sale of other real estate owned	(27,550)	—
Write downs of other real estate owned	175,070	1,354
Increase in bank owned life insurance	(21,214)	(21,447)
Changes in:
Accrued interest receivable	124,279	29,123
Other assets	136,136	(24,529)
Accrued interest payable	(1,230)	(79,181)
Other liabilities	9,671	97,342

Net cash from operating activities	224,262	(71,717)

Cash flows from investing activities
Activity in available for sale securities Purchases	(5,201,830)	(3,740,749)
Proceeds from sales, calls, maturities and principal pay-downs	7,039,857	6,545,925
Activity in held to maturity securities Proceeds from principal pay-downs	—	7,892
Net change in loans	4,234,012	2,147,038
Proceeds from sale of premises and equipment	—	13,377
Proceeds from sale of loans	4,971,460	—
Proceeds from sale of other real estate owned	1,033,917	—
Purchases of premises and equipment, net	(49,318)	(1,849)

Net cash from investing activities	12,028,098	4,971,634

Cash flows from financing activities
Net change in deposits	3,224,683	1,608,731
Net change in securities sold under repurchase agreements	—	(106,500)

Net cash from financing activities	3,224,683	1,502,231

Net change in cash and cash equivalents	$15,477,043	$6,402,148
Cash and cash equivalents at beginning of period	6,300,328	6,163,514

Cash and cash equivalents at end of period	$21,777,371	$12,565,662

Supplemental cash flow information:
Interest paid	$268,616	$452,202
Income taxes paid	—	—

Supplemental non-cash disclosures:
Transfers from loans to other real estate owned	$2,261,875	$848,520

See notes to consolidated financial statements

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Volunteer Bancorp, Inc. and its wholly-owned subsidiary, The Citizens Bank of East Tennessee (the “Bank”) (collectively “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) and disclosures necessary to summarize fairly the consolidated financial position of the Company as of March 31, 2012 and December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2012 and 2011. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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

The Company experienced substantial losses in 2009, 2010 and 2011. Furthermore, non-performing assets are over 8% of total assets and over 745% of total stockholders’ equity at December 31, 2011. As discussed in more detail later, the Bank is not in compliance with minimum capital requirements set forth in the consent order with bank regulatory authorities.

The vast majority of the Company’s losses are a result of loan losses and non-performing assets related to commercial real estate and development. Management believes it has identified the problems and properly provided for them. However, further declines in values will adversely affect those assets and could result in more losses.

In January 2010, the Bank consented to a FDIC requirement to maintain a Tier 1 capital to average assets ratio of 8%, minimum Tier 1 capital to risk-weighted assets ratio of 10% and total capital to risk-weighted assets ratio of 12%. The Bank did not meet these capital requirements as of March 31, 2012 or December 31, 2011. See Note 8 to the notes to consolidated financial statements for additional disclosures related to regulatory capital.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Note 2—New Accounting Standards

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some provisions that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 5.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presenting comprehensive income as part of the consolidated statement of stockholders’ equity. The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 3—Securities

The amortized cost and fair value of securities available for sale and held to maturity securities at March 31, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Unrealized Gains	Gross Unrealized Losses	Gross Fair Value
March 31, 2012
Available for sale
U.S. government sponsored entities and agencies	$3,287,837	$28,371	$(52)	$3,316,156
State and political subdivision	1,057,011	2,612	(2,556)	1,057,067
Mortgage-backed: residential	717,512	3,508	—	721,020
Collateralized mortgage obligations	8,394,364	24,536	(79,499)	8,339,401

Total available for sale	$13,456,724	$59,027	$(82,107)	$13,433,644

December 31, 2011
Available for sale
U.S. government sponsored entities and agencies	$2,332,948	$9,376	$(49)	$2,342,275
State and political subdivision	6,013,178	3,546	(79,416)	5,937,308
Mortgage-backed: residential	764,990	2,125	—	767,115
Collateralized mortgage obligations	6,205,741	35,665	(10,913)	6,230,493

Total available for sale	$15,316,857	$50,712	$(90,378)	$15,277,191

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 3—Securities (continued)

The proceeds from sales of securities and the associated gross gains and losses for the three months ended March 31, 2012 and March 31, 2011 are listed below:

	March 31, 2012	March31, 2011
Proceeds	$6,356,801	$4,420,719
Gross gains	57,521	258,285
Gross losses	2,790	—

The amortized cost and fair value of securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
Available for sale
One to five years	$363,931	$365,152
Five to ten years	1,314,648	1,319,003
Beyond ten years	2,666,269	2,689,068
Mortgage backed: residential	717,512	721,020
Collateralized mortgage obligations	8,394,364	8,339,401

Total	$13,456,724	$13,433,644

Securities pledged at March 31, 2012 and December 31, 2011 had a carrying amount of $4,031,622 and $6,664,860, respectively, and were pledged to secure public deposits, federal funds lines of credit, and securities sold under repurchase agreements.

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer		Total
	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Available for sale
U.S. government-sponsored entities	$		$—	$16,190	$(52)	$16,190	$(52)
State and political subdivisions		466,053	(2,556)	$—	—	466,053	(2,556)
Collateralized mortgage obligations		4,781,620	(79,499)	—	—	4,781,620	(79,499)

Total temporarily impaired		$5,247,673	$(82,055)	$16,190	$(52)	$5,263,863	$(82,107)

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Note 4—Loans and Allowance for Loan Losses

Categories of loans include:

	March 31, 2012	December 31, 2011
Construction & Development	$5,746,273	$8,083,567
Commercial real estate	25,130,746	26,602,015
Residential real estate	44,393,032	50,328,259
Other real estate	3,567,086	3,402,384
Commercial	3,933,912	5,782,158
Consumer	2,155,219	2,473,207

Total loans	84,926,268	96,671,590
Less allowance for loan losses	(2,564,122)	(3,044,771)

Net loans	$82,362,146	$93,626,819

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2012 and March 31, 2011.

March 31, 2012	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,099,013	$1,383,158	$219,396	$99,979	$234,150	$9,075	$3,044,771
Provision for loan losses	376,398	(387,069)	79,893	4,071	(67,503)	(5,790)	—
Loans Charged-off	(445,016)	(43,314)	(1)	—	—	—	(488,331)
Recoveries	—	1,267	197	—	1,422	4,796	7,682

Total Ending Allowance Balance	$1,030,395	$954,042	$299,485	$104,050	$168,069	$8,081	$2,564,122

March 31, 2011	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Beginning Balance	$752,645	$2,251,106	$310,458	$126,751	$270,048	$12,331	$3,723,339
Provision for loan losses	(259,131)	416,636	(17,126)	(17,147)	(108,851)	(8,414)	5,967
Loans Charged-off	(516)	(898,853)	(2,866)	—	—	(578)	(902,813)
Recoveries	515	—	—	—	1,422	5,110	7,047

Total Ending Allowance Balance	$493,513	$1,768,889	$290,466	$109,604	$162,619	$16,863	$2,833,540

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method as of March 31, 2012 and December 31, 2011. The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

March 31, 2012	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$963,155	$343,673	$200,819	$81,444	$—	$—	$1,589,091
Collectively evaluated	67,240	610,369	98,666	22,606	168,069	8,081	975,031

Total ending allowance balance	$1,030,395	$954,042	$299,485	$104,050	$168,069	$8,081	$2,564,122

Loans:
Individually evaluated for impairment	$2,422,903	$4,718,724	$1,257,823	$1,866,823	$—	$—	$10,266,273
Collectively evaluated	3,323,370	20,412,022	43,135,208	1,700,263	3,933,912	2,155,219	74,659,995

Total ending loans balance	$5,746,273	$25,130,746	$44,393,031	$3,567,086	$3,933,912	$2,155,219	$84,926,268

December 31, 2011	Construction & Development	Commercial Real Estate	Residential Real Estate	Other Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,039,138	$821,079	$156,088	$79,271	$—	$—	$2,095,576
Collectively evaluated	59,875	562,079	63,308	20,708	234,150	9,075	949,195

Total ending allowance balance	$1,099,013	$1,383,158	$219,396	$99,979	$234,150	$9,075	$3,044,771

Loans:
Individually evaluated for impairment	$4,815,227	$5,395,556	$1,250,568	$1,866,823	$—	$—	$13,328,174
Collectively evaluated	3,268,340	21,206,459	49,077,691	1,535,561	5,782,158	2,473,207	83,343,416

Total ending loans balance	$8,083,567	$26,602,015	$50,328,259	$3,402,384	$5,782,158	$2,473,207	$96,671,590

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

Year to date information on impaired loans is as follows:

	March 31, 2012	March 31, 2011
Average of individually impaired loans during the period:
Construction & Development	$3,619,065	$5,905,941
Commercial real estate	5,057,140	4,575,882
Residential real estate	1,254,195	1,170,646
Other real estate	1,866,823	1,871,147
Commercial	—	—
Consumer	—	—

Total	11,797,223	13,523,616

Interest income recognized during impairment (three months ending March 31, 2012 and March 31, 2011):
Construction & Development	4,926	5,018
Commercial real estate	26,740	4,612
Residential real estate	6,826	10,762
Other real estate	9,617	9,564
Commercial	—	—
Consumer	—	—

Total	48,109	29,956

For the three months ended March 31, 2012 and 2011, the Company did not recognize any interest income under the cash-basis method of accounting.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Recorded Investment/Unpaid Principal Balance	Allowance For Loan Losses Allocated
With no related allowance recorded:
Construction & Development	$176,306	$—
Commercial real estate	1,157,036	—
Residential real estate	20,002	—
Other real estate	—	—
Commercial	—	—
Consumer	—	—
With an allowance recorded:
Construction & Development	2,246,597	963,155
Commercial real estate	3,561,688	343,673
Residential real estate	1,237,821	200,819
Other real estate	1,866,823	81,444
Commercial	—	—
Consumer	—	—

Total	$10,266,273	$1,589,091

	As of December 31, 2011
	Recorded Investment/Unpaid Principal Balance	Allowance For Loan Losses Allocated
With no related allowance recorded:
Construction & Development	$378,360	$—
Commercial real estate	3,063,094	—
Residential real estate	20,002	—
Other real estate	—	—
Commercial	—	—
Consumer	—	—
With an allowance recorded:
Construction & Development	4,436,867	1,039,138
Commercial real estate	2,332,462	821,079
Residential real estate	1,230,566	156,088
Other real estate	1,866,823	79,271
Commercial	—	—
Consumer	—	—

Total	$13,328,174	$2,095,576

The recorded investment in loans excluded accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is reduced for net charge-offs and cash-basis interest recognized represents interest income that is recognized on a cash-basis method of accounting.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans are summarized below:

	As of March 31, 2012
	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing
Construction & Development	$1,819,541	$—
Commercial real estate	3,646,632	—
Residential real estate	869,496	3,633
Other real estate	1,255,130	—
Commercial	—	—
Consumer	10,667	—

Total	$7,601,466	$3,633

	As of December 31, 2011
	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing
Construction & Development	$3,991,562	$—
Commercial real estate	4,313,940	—
Residential real estate	866,162	—
Other real estate	1,255,130	—
Commercial	—	—
Consumer	11,746	—

Total	$10,438,540	$—

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans. Non-accrual loans are included and have been categorized based on their payment status:

	30-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
Construction & Development	$617,657	$—	$617,657	$5,128,616	$5,746,273
Commercial real estate	500,881	275,000	775,881	24,354,865	25,130,746
Residential real estate	1,197,167	13,317	1,210,484	43,182,547	44,393,031
Other real estate	656,378	1,255,130	1,911,508	1,655,578	3,567,086
Commercial	21,232	—	21,232	3,912,680	3,933,912
Consumer	34,841	—	34,841	2,120,378	2,155,219

Total	$3,028,156	$1,543,447	$4,571,603	$80,354,665	$84,926,268

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (continued)

	30-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Construction & Development	$428,056	$979,656	$1,407,712	$6,675,855	$8,083,567
Commercial real estate	190,058	925,850	1,115,908	25,486,107	26,602,015
Residential real estate	1,731,167	—	1,731,167	48,597,092	50,328,259
Other real estate	51,154	1,255,130	1,306,284	2,096,100	3,402,384
Commercial	10,961	—	10,961	5,771,197	5,782,158
Consumer	27,205	—	27,205	2,446,002	2,473,207

Total	$2,438,601	$3,160,636	$5,599,237	$91,072,353	$96,671,590

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $5,419,465 as of March 31, 2012 and $7,661,000 as of December 31, 2011. Specific allocations of $849,926 and $1,491,312 were reported for the troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings. Troubled debt restructurings are included in impaired loans.

During the period ending March 31, 2012, there were no additional loans modified as troubled debt restructurings. The modification of the terms of such loans would include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

No payment defaults or charge-offs were reported for troubled debt restructurings during the three month period ending March 31, 2012. A default is when a loan is past due by greater than 90 days.

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

March 31, 2012 and 2011

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. All loans in all loan categories are assigned risk ratings. Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Construction & Development	$3,209,824	$—	$2,536,449	—	$5,746,273
Commercial real estate	20,318,192	—	4,812,554	—	25,130,746
Residential real estate	42,707,009	—	1,686,022	—	44,393,031
Other real estate	1,650,409	—	1,916,677	—	3,567,086
Commercial	3,769,374	—	164,538	—	3,933,912
Consumer	2,144,552	—	10,667	—	2,155,219

Total	$73,799,361	$—	$11,126,907	$—	$84,926,268

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Construction & Development	$3,253,824	$—	$4,829,743	$—	$8,083,567
Commercial real estate	21,110,922	—	5,491,093	—	26,602,015
Residential real estate	48,628,368	—	1,699,891	—	50,328,259
Other real estate	1,484,407	—	1,917,977	—	3,402,384
Commercial	5,628,312	—	153,846	—	5,782,158
Consumer	2,459,918	—	13,289	—	2,473,207

Total	$82,565,751	$—	$14,105,839	$—	$96,671,590

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 5—Fair Value

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

Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 5—Fair Value (continued)

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government-sponsored entities and agencies	$—	$3,316,156	$—
State and political subdivision	—	1,057,067	—
Mortgage-backed: residential	—	721,020	—
Collateralized mortgage obligations	—	8,339,401	—

Total investment securities	$—	$13,433,644	$—

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government-sponsored entities and agencies	$—	$2,342,275	$—
State and political subdivision	—	5,937,308	—
Mortgage-backed: residential	—	767,115	—
Collateralized mortgage obligations	—	6,230,493	—

Total investment securities	$—	$15,277,191	$—

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations:
Construction and development	$—	$—	$1,459,748
Commercial real estate	—	—	4,375,051
Residential real estate	—	—	1,057,004
Other real estate	—	—	1,785,379
Commercial	—	—	—
Consumer	—	—	—

Other real estate owned:
Construction and development	$—	$—	$2,261,238
Commercial real estate	—	—	1,151,480
Residential	—	—	104,960
Commercial	—	—	402,362

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 5—Fair Value (continued)

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations:
Construction and development	$—	$—	$3,397,729
Commercial real estate	—	—	1,511,383
Residential real estate	—	—	1,074,478
Other real estate	—	—	1,787,552
Commercial	—	—	—
Consumer	—	—	—

Other real estate owned:
Construction and development	$—	$—	$2,261,238
Commercial real estate	—	—	1,151,480
Residential	—	—	841,757
Commercial	—	—	402,362

Impaired loans with specific allowance for loan loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,266,273 with a valuation allowance of $1,589,091 at March 31, 2012, resulting in no additional provision for loan losses for the three month period ended March 31, 2012.

Impaired loans with specific allowance for loan loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,866,718 with a valuation allowance of $2,095,576 at December 31, 2011. Impaired loans measured at fair value resulted in $5,967 additional provision for loan losses for the three months ended March 31, 2011.

Other real estate owned, with a valuation allowance, had a net carrying value of $3,920,040 at March 31, 2012 and $4,657,837 at December 31, 2011. Total writedowns of other real estate owned for the three months ended March 31, 2012 and 2011 were approximately $148,000 and $1,000, respectively.

In determining the net realizable value of the underlying collateral for impaired loans and OREO properties, we primarily rely on third party appraisals. We obtain appraisals on an annual basis for impaired loans and OREO properties. Appraisals are reviewed by an employee independent of the loan production process and large and/or more complicated appraisals are reviewed by a certified appraiser. These appraisal values are discounted from 8% to 40% in consideration of charges we expect would be incurred in event of foreclosure. These charges can include realtor commissions, attorney fees, insurance, and other adjustments management believes accurately reflect the value since the time of appraisal. In addition to the discounts taken, our calculation of net realizable value considers any other liens in place on the underlying collateral.

Of the $10,266,273 impaired loan portfolio at March 31, 2012, $8,932,932 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $1,333,341 of impaired loans were carried at cost at March 31, 2012, as the fair value of the collateral on these loans exceeded the book value for each individual loan.

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 5—Fair Value (continued)

Of the $6,586,397 in OREO properties at March 31, 2012, $3,920,040 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $2,666,357 of impaired loans were carried at cost at March 31, 2012, as the fair value of the collateral on these loans exceeded the book value for each individual loan.

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$21,777	$21,777	$—	$—	$21,777
Loans, net	82,362	—	—	81,768	81,768
Accrued interest receivable	485	—	45	440	485
Federal Home Loan Bank stock	494	—	—	—	N/A

Financial liabilities
Deposits	$116,567	$39,450	$72,192	$—	$116,462
Federal Home Loan Bank advances	8,500	—	8,500	—	8,500
Subordinated debentures	3,093	—	—	1,764	1,764
Accrued interest payable	503	53	183	267	503
Note payable—major stockholder	831	—	—	831	831
Note payable—directors	160	—	—	160	160

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
December 31, 2011
Financial assets
Cash and cash equivalents	$6,300	$6,300
Securities available for sale	15,277	15,277
Loans, net	93,627	93,110
Federal Home Loan Bank stock	494	N/A
Accrued interest receivable	609	609

Financial liabilities
Deposits	$113,342	$113,463
Federal Home Loan Bank advances	8,500	8,500
Subordinated debentures	3,093	1,734
Accrued interest payable	504	504
Note payable—major stockholder	831	831
Note payable—directors	160	160

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 5—Fair Value (continued)

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

Note 6—Subordinated Debentures

The Company began deferring the interest payments on its subordinated debentures during the third quarter of 2010. These payments may be deferred a total of five years. As of March 31 2012, there was approximately $150,000 of accrued and unpaid interest on the debentures. For more information on these debentures, see the notes to the consolidated financial statements filed with the Company’s annual report on Form 10-K.

Note 7 – Consent Order and Action Plans

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

On May 26, 2010, the Company entered into an agreement (the “FRB Agreement”) with the Federal Reserve Board (“FRB”). The Company is to act as a source of financial strength for the Bank. Accordingly in this FRB Agreement, the Company is required to obtain written permission before any of the following actions are taken: payment or receipt of any dividends from the Bank, payments on the subordinated debentures (see Note 6) or Trust Preferred Securities, or the purchase or redemption of any stock. In addition, under the FRB Agreement, the Company may not incur, increase, or guarantee any debt without prior written approval of the FRB.

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

March 31, 2012 and 2011

(Unaudited)

Note 7 – Consent Order and Action Plans (continued)

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

The Bank has provided quarterly written progress reports to the Joint Officials through the first quarter of 2012. Management plans to conform to all conditions of the Action Plans and is implementing its plan to return capital levels to prescribed levels.

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

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 8—Capital Requirements

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

As of March 31, 2012, the Bank’s capital ratios categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

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

The Action Plans the Bank was issued by regulators requires the Bank to maintain Tier 1 capital to average total assets of 8%, Tier 1 risk based capital to risk-weighted assets of 10% and total risk based capital to total risk weighted assets of 12%. As of March 31, 2012, the Bank was not in compliance with these capital requirements. The Bank’s actual capital amounts, ratios and minimum capital requirements per the Action Plans are presented in the table below. Dollar amounts are presented in thousands.

	Actual		To Comply With Minimum Capital Requirements Per Consent Order		Excess (Deficit) To Comply With Requirements Per Consent Order
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$6,814	8.64%	$9,469	12.00%	$(4,677)	(3.36)%
Tier 1 Capital to Risk Weighted Assets	$5,807	7.36%	$7,891	10.00%	$(2,084)	(2.64)%
Tier 1 Capital to Average Assets—Leverage	$5,807	4.43%	$10,484	8.00%	$(4,677)	(3.57)%

VOLUNTEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 8—Capital Requirements (continued)

	Actual		To Comply With Minimum Capital Requirements Per Consent Order		Excess (Deficit) To Comply With Requirements Per Consent Order
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$6,883	7.72%	$10,699	12.00%	$(3,816)	(4.28)%
Tier 1 Capital to Risk Weighted Assets	$5,745	6.44%	$8,916	10.00%	$(3,171)	(3.56)%
Tier 1 Capital to Average Assets—Leverage	$5,745	4.37%	$10,506	8.00%	$(4,761)	(3.63)%

No cash dividends were paid to stockholders in either 2012 or 2011. The Company’s principal source of funds is dividends received from the Bank. In accordance with the Action Plans with the FDIC and TDFI, no dividend can be paid from the Bank to the holding company without prior approval by the FDIC. In addition, the Company is restricted from paying dividends while deferring interest payments on the subordinated debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. For a list of these factors, please refer to “Cautionary Notice Regarding Forward-Looking Statements” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Our total assets increased 2.5% to $131.3 million at March 31, 2012 from $128.0 million at December 31, 2011. The increase was due to an increase in deposits of $3.3 million, or 2.8%, to $116.6 million at March 31, 2012 from $113.3 million at December 31, 2011. Net loans decreased $11.3 million to 82.4 million at March 31, 2012 from $93.6 million at December 31, 2011. These changes fueled the increase in cash and equivalents of $15.5 million to $21.8 million from $6.3 million at December 31, 2011.

The decrease in our loan portfolio during the period ended March 31, 2012 was primarily due to the sale of $4.8 million of residential real estate loans, principal paydowns of $4.6 million and a decrease of $2.3 million from loans being placed in foreclosure. The decreases in our loan segments were in Construction and Land Development loans of $2.3 million, Commercial Real Estate loans of $1.5 million, Residential Real Estate of $5.9 million, Commercial loans of $1.7 million and Consumer loans of $.5 million.

Our securities portfolio decreased $1.8 million to $13.4 million at March 31, 2012 due to sales of some securities for a net gain during the period. We expect to invest a portion of the increase in cash in investments and some will be utilized to fund loan growth in Small Business Administration loans. This increase in cash of $15.5 million has greatly increased our liquidity and in the opinion of management, it is adequate to cover our current obligations.

The allowance for loan losses was $2.6 million, or 3.0% of total loans at March 31, 2012, compared to $3.0 million, or 3.1% of total loans at December 31, 2011. Total impaired loans were $10.3 million at March 31, 2012, a decrease of $3.0 million, or 22.6%, compared to $13.3 million at December 31, 2011. The impaired loans with an allocated allowance decreased to $8.9 million at March 31, 2012 from $9.9 million at December 31, 2011. The decreases in these amounts correspond to the transfers to Other Real Estate Owned (“OREO”) of $2.3 million plus amounts charged off of $.5 million relating to those transfers to OREO. For some impaired loans recorded at the fair value of the collateral, the underlying asset values increased during the period. For other impaired loans, the fair value of the collateral decreased. The allowance for loan losses as a percentage of impaired loans increased to 23.0% at March 31, 2012 compared to 21.6% at December 31, 2011. Management believes that our calculation of the allowance for loan losses is adequate to cover probable and incurred losses in our loan portfolio.

Deposits increased $3.3 million, or 2.8%, to $116.6 million at March 31, 2012 from $113.3 million at December 31, 2011. The increase was primarily attributable to a $1.3 million increase in demand deposits and a $1.4 million increase in money market deposit accounts. Most of this increase is due to a normal fluctuation of balances at Christmas time and then an increase when tax refunds are collected by customers.

We had advances from the Federal Home Loan Bank of Cincinnati of $8.5 million as of March 31, 2012 and December 31, 2011. We have additional credit available under a blanket pledge of one to four family loans with the Federal Home Loan Bank of Cincinnati of approximately $6.1 million at March 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total equity remained virtually unchanged at $1.4 million at March 31, 2012 compared to $1.4 million at December 31, 2011. The net loss of $47,000 was offset by an increase in accumulated other comprehensive income and additional paid-in capital. The change in additional paid-in capital was due to a capital contribution related to imputed interest on the note payable to stockholder which currently has a contracted interest rate of 0%. While overall capital stayed approximately the same as December 31, 2011, management worked to position our assets in lower risk categories for capital purposes. Securities with higher risk weights were sold and replaced with 0% risk weights. As mentioned earlier, the decrease in loans also helped us achieve better risk-based capital. For a discussion of capital requirements, see Note 8 to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General. Net loss decreased to $47,000 for the three months ended March 31, 2012 compared to income of $140,000 for the three months ended March 31, 2011. The decrease reflected a decline in net interest income of $80,000 to $972,000 for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2011. In addition, noninterest expense increased $99,000 to $1.4 million at March 31, 2012, from $1.3 million for the three months ended March 31, 2011.

Interest Income. Interest income decreased $186,000, or 13.0%, to $1.2 million for the three months ended March 31, 2012 from $1.4 million for the three months ended March 31, 2011. The decrease was largely due to a decrease in the average balance of loans for the three months ended March 31, 2012 to $93.4 million from $104.2 million for the three months ended March 31, 2011, which was partially offset by an increase in the yield on loans to 5.04% for the three months ended March 31, 2012, compared to 5.02% for the three months ended March 31, 2011.

Interest income on loans decreased $129,000, or 9.9%, to $1.2 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011, reflecting shrinkage in our loan portfolio as noted above. Interest income on investment securities decreased to $52,000 for the three months ended March 31, 2012 from $117,000 for the three months ended March 31, 2011, reflecting the lower yielding investments that were purchased after the sale of most of our securities portfolio during 2011 and the first quarter of 2012.

Interest Expense. Interest expense decreased $106,000, or 28.3%, to $267,000 for the three months ended March 31, 2012 from $373,000 for the three months ended March 31, 2011. The decrease reflected a decrease in the average rate paid on deposits in the three months ended March 31, 2012 to .78% from 1.19% in the three months ended March 31, 2011 as well as a decrease of $898,000 in the average balance of such deposits to $116.1 million for the three months ended March 31, 2012 from $117.0 million for the three months ending March 31, 2011.

Net Interest Income. Net interest income decreased $80,000 for the three months ended March 31, 2012. The decrease resulted from a decrease in our net interest rate margin from 3.49% for the three months ended March 31, 2011 to 3.31% for the three months ended March 31, 2012. The decreases in our net interest margin were largely due to our declining loan balances and yield on securities described above.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2012, compared to $6,000 for the three months ended March 31, 2011. While there were increases in specific reserves on some loans, some valuations on impaired loans valued at the fair value of collateral increased during the period which decreased the specific reserve related to these loans. At the same time, loan balances decreased significantly, as described earlier, thus causing no additional provision for loans losses to be necessary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income. Noninterest income decreased $13,000 to $368,000 for the three months ended March 31, 2012 from $381,000 for the three months ended March 31, 2011. Service charges decreased $16,000 for the three months ended March 31, 2012 compared to the same period in 2011. This was due to a decrease in overdraft fees. We recognized a gain of $203,000 on the sale of $4.8 million of residential real estate loans for the three months ended March 31, 2012, while there were no transactions of this type for the three months ended March 31, 2011. Gains on sale of securities decreased to $55,000 during the three months ended March 31, 2012, compared to $258,000 in the same period in 2011. For the period ended March 31, 2011, we had gains of $13,000 on the sale of fixed assets while there were no sales of this type during the three months ended March 31, 2012. Other income increased $17,000 to $67,000 for the three months ended March 31, 2012 due to an increase in income from OREO properties.

Noninterest Expense. Noninterest expense increased $99,000, or 7.7%, to $1.4 million for the three months ended March 31, 2012, compared to $1.3 million for the three months ended March 31, 2011. The increase was due to an increase in audit and professional fees of $93,000 due to the cost of additional services related to the audit and filing of reports as a public company. Insurance and bond expense increased $29,000 due to the increased cost of insurance based on our risk profile. The Directors also waived their fees for services to the Company which amounted to a savings of $21,000 for the three months ended March 31, 2012.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Other than as discussed in Note 7 to Notes to Consolidated Financial Statements, in the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our latest annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q or are referenced to a prior filing and are listed on the Exhibit Index below.

Exhibit Index

Exhibit Number	Description of Document

3.1*	Articles of Incorporation of Volunteer Bancorp, Inc., as amended, filed as Exhibit 3.1 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

3.2*	Bylaws of Volunteer Bancorp, Inc., filed as Exhibit 3.2 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

10.1*	Stock Purchase Agreement, dated April 13, 2006, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.1 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

10.2*	Amended Stock Purchase Agreement, dated June 16, 2008, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.2 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

10.3*	Second Amended Stock Purchase and Trust Agreement, dated November 10, 2010, among Ralph T. Hurley, Willa Dean Hurley and Volunteer Bancorp, Inc., filed as Exhibit 10.3 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

10.4*	Consent Order, dated January 28, 2010, issued by Federal Deposit Insurance Corporation to The Citizens Bank of East Tennessee, filed as Exhibit 10.4 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

10.5*	Written Agreement, dated June 22, 2011, between Tennessee Department of Financial Institutions and The Citizens Bank of East Tennessee, filed as Exhibit 10.5 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

10.6*	Written Agreement, dated May 26, 2010, between Federal Reserve Bank of Atlanta and Volunteer Bancorp, Inc., filed as Exhibit 10.6 of the Company’s Form 10-K dated December 31, 2011 and incorporated herein by reference

10.7*	Mortgage Loan Participation Sale Agreement, dated March 21, 2012, between The Citizens Bank of East Tennessee and Old Town Bank, filed as Exhibit 99.1 of the Company’s Form 8-K dated March 27, 2012 and incorporated herein by reference

10.8*	Mortgage Loans Master Participation Certificate and Agreement, dated March 21, 2012, between The Citizens Bank of East Tennessee and Old Town Bank, filed as Exhibit 99.2 of the Company’s Form 8-K dated March 27, 2012 and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from Volunteer Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 15, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the fiscal periods ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*	Filed previously

Volunteer Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volunteer Bancorp, Inc.
(Registrant)

DATE: May 15, 2012	/s/ Douglas E. Rehm
Douglas E. Rehm
President and Chief Executive Officer

DATE: May 15, 2012	/s/ Benjamin R. Lindley
Benjamin R. Lindley
Chief Financial Officer